Form 10QSB
period 1999-06-30
PIEZO INSTRUMENTS INC
filed 1999-08-09
CIK 1085402

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                         Commission File No. 0-26177


                             PIEZO INSTRUMENTS, INC.
                 (Name of Small Business Issuer in its Charter)


                UTAH                               87-0425275
   (State or Other Jurisdiction of             (I.R.S. Employer I.D. No.)
    incorporation or organization)


                            5525 SOUTH 900 EAST #110
                            Salt Lake City, UT 84101
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 262-8844

                              None; Not Applicable
         (Former name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X  No              (2)  Yes  X   No
        ----    ----                 ----      ----

     (APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

None; not Applicable.

     (APPLICABLE  ONLY  TO  CORPORATE  ISSUERS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               August 4, 1999
                              Common Voting Stock
                                  17,500,000


                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents  Incorporated by Reference" is contained in
Item 6 of this Report.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

     The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                       PIEZO INSTRUMENTS, INC.
                           BALANCE SHEETS
                June 30, 1999 and December 31, 1998

                                                        6/30/99      12/31/98
                                                       -----------   ----------
                                                       [Unaudited]
                               ASSETS
Assets
     Current Assets                                    $         0  $         0
                                                       -----------   ----------
     Cash                                                        0            0
                                                       -----------   ----------
        Total Assets                                   $         0  $         0
                                                       ===========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                           $    18,818  $       890
     Accounts Payable                                            0            0
     Income Taxes Payable                                        0          100
                                                       -----------   ----------
        Total Current Liabilities                           18,818          990

        Total Liabilities                                   18,818          990

Stockholders' Deficit:
     Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 17,500,000 shares                      17,500       18,500
     Additional paid-in capital                            109,200      108,200
     Accumulated Deficit                                  (127,690)    (127,690)
                                                       -----------   ----------
        Total Stockholders' Deficit                        (18,818)        (990)

                                                       -----------   ----------
        Total Liabilities and Stockholders'$Deficit    $         0  $         0
                                                       ===========   ==========



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1998 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                            PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 1999 and 1998

                                               Three Months         Three Months           Six Months            Six Months
                                                   Ended                Ended                 Ended                Ended
                                                  6/30/99              6/30/98               6/30/99              6/30/98
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                0    $                0    $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                   0                     0                    0

GENERAL AND ADMINISTRATIVE EXPENSES                          0                   0                17,828                   10
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                     0                   0                17,828                   10
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $                (0) $               (0)  $           (17,828)                 (10)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                   0                   100                  100

NET LOSS                                                    (0)                 (0)              (17,928)                (110)

NET LOSS PER SHARE                         $             (0.00) $            (0.00)  $             (0.01)               (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       17,500,000          18,500,000             17,875,000           18,500,000
                                             ==================   ==================     ==================   ================





                             PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Six Month Periods Ended June 30, 1999 and 1998


                                                        Three Months        Three Months         Six Months        Six Months
                                                           Ended                Ended              Ended              Ended
                                                          6/30/99              6/30/98            6/30/99            6/30/98
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $                0   $               0  $         (17,928)             (110)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Issued stock to directors                                         0                   0                  0                 0
   Increase/(Decrease) in loans from shareholder                     0                   0             17,928               110
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0  $               0                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                  0                  0                 0

      Beginning Cash Balance                                         0                  0                  0                 0

      Ending Cash Balance                           $                0    $             0   $              0                 0
                                                      =================      ===============    ==============   ===============




Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 1999, or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potentail business venture. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     During the quarterly period ended June 30, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $0.

Liquidity.

     At June 30, 1999, the Company had total current assets of $0 and total liabilities of $18,818.

Year 2000.

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
------------------------

None; not applicable.

Item 2.Changes in Securities.
-----------------------------

     See the Company's Form 10SB Registration Statement as filed with the Securities and Exchange Commission on or about May 24, 1999.See Part I, Item 1.

Item 3.Defaults Upon Senior Securities.
---------------------------------------

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report. For additional information see the Company's Form 10SB Registration Statement as filed with the Securities and Exchange Commission on or about May 24, 1999. See Part I, Item 1.

Item 5.Other Information.
-------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

None; not applicable.

(b)Reports on Form 8-K.

None; not applicable.

(c) Documents Incorporated by Reference

     Form 10SB Registration Statement as filed with the Securities and Exchange Commission on or about May 24, 1999.**

     *A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     **These documents have been previously filed with the Securities and Exchange Commission and are incorporated herein by this reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PIEZO INSTRUMENTS, INC.


                              By/S/Ralph M. Wilkerson
Date:  8-5-99                 _________________________
                              Ralph M. Wilkerson
                              Secretary/Treasurer and Director

                              By/S/Valerie Keating
Date:  8-5-99                 _________________________
                              Valerie Keating
                              Director