Form 10QSB
period 1999-09-30
PIEZO INSTRUMENTS INC
filed 1999-11-12
CIK 1085402

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

                               October 22, 1999
                              Common Voting Stock
                                  17,500,000


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

                       PIEZO INSTRUMENTS, INC.
                           BALANCE SHEETS
                September 30, 1999 and December 31, 1998

                                                        9/30/99      12/31/98
                                                       -----------   ----------
                                                       [Unaudited]
                               ASSETS
Assets
     Current Assets                                    $         0  $         0
                                                       -----------   ----------
     Cash                                                        0            0
                                                       -----------   ----------
        Total Assets                                   $         0  $         0
                                                       ===========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                           $    19,154  $       890
     Accounts Payable                                            0            0
     Income Taxes Payable                                        0          100
                                                       -----------   ----------
        Total Current Liabilities                           19,154          990

        Total Liabilities                                   19,154          990

Stockholders' Deficit:
     Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 17,500,000 shares                      17,500       18,500
     Additional paid-in capital                            109,200      108,200
     Accumulated Deficit                                  (145,854)    (127,690)
                                                       -----------   ----------
        Total Stockholders' Deficit                        (19,154)        (990)

                                                       -----------   ----------
        Total Liabilities and Stockholders'$Deficit    $         0  $         0
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

                            PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended September 30, 1999 and 1998

                                               Three Months         Three Months           Nine Months           Nine Months
                                                   Ended                Ended                 Ended                Ended
                                                  9/30/99              9/30/98               9/30/99              9/30/98
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                0    $                0    $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                   0                     0                    0

GENERAL AND ADMINISTRATIVE EXPENSES                        336                   0                18,164                   10
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                   336                   0                18,164                   10
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $              (336) $               (0)  $           (18,164)                 (10)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                   0                   100                  100

NET LOSS                                                  (336)                 (0)              (18,124)                (110)

NET LOSS PER SHARE                         $             (0.01) $            (0.00)  $             (0.01)               (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       17,500,000          18,500,000             17,750,000           18,500,000
                                             ==================   ==================     ==================   ================





                             PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Six Month Periods Ended June 30, 1999 and 1998


                                                        Three Months        Three Months        Nine Months        Nine Months
                                                           Ended                Ended              Ended              Ended
                                                          9/30/99              9/30/98            9/30/99            9/30/98
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $            (336)   $               0  $        (18,264)             (110)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Issued stock to directors                                         0                   0                  0                 0
   Increase/(Decrease) in loans from shareholder                   336                   0             18,264               110
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0  $               0                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                  0                  0                 0

      Beginning Cash Balance                                         0                  0                  0                 0

      Ending Cash Balance                           $                0    $             0   $              0                 0
                                                      =================      ===============    ==============   ===============




Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 1999, or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     During the quarterly period ended September 30, 1999, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $336.

Liquidity.

     At September 30, 1999, the Company had total current assets of $0 and total liabilities of $19,154.

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

None; not applicable.

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


                              PIEZO INSTRUMENTS, INC.



Date: 11/3/99         /S/RALPH M. WILKERSON
                      Ralph M. Wilkerson
                      Secretary/Treasurer and Director


Date: 11/11/99        /S/VALERIE KEATING
                      Valerie Keating
                      Director