Form 10KSB
period 1999-12-31
PIEZO INSTRUMENTS INC
filed 2000-03-30
CIK 1085402

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                  -----------
                                   0-26177


                                 Piezo Instruments, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                              87-0425275
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                             5141 S. Moormont Drive
                            Salt Lake City, UT 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


                              None; Not Applicable
                                  -------------

          (Former Name or Former Address, if changed since last Report)
                       311 South State Street, Suite 410
                           Salt Lake City, Utah 84111


Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:
$0.001 Par Value Common Voting Stock
------------------------------------
Title of Class

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              December 31, 1999 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 1999 - $2,123.7. There are approximately 2,123,700 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable;

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X    No
                                                 ---      ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 March 15, 2000
                                    17,500,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------


Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Piezo Instruments, Inc. (the "Company") was organized under the laws of the State of Utah on April 10, 1984 under the name "Core-Tech, Inc.", to engage in any lawful purpose.

     The Company's initial authorized capital was $50,000.00 consisting of 50,000,000 shares of one mill ($0.001) par value common voting stock. A copy of the Company's initial Articles of Incorporation is attached hereto and is incorporated herein by reference. See Part III, Item 1.

     On November 12, 1985, the Company's Articles of Incorporation were amended to reflect a name change from "Core-Tech, Inc." to "Piezo Instruments, Inc." A copy of the Articles of Amendment to the Articles of Incorporation is attached hereto and is incorporated herein by reference. See Part III, Item 1.

     On August 17, 1990 the Company was reinstated with the State of Utah after being suspended on June 12, 1990, for failure to file an annual report.


     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

     On August 31, 1985, the Company acquired 100% of the issued and outstanding shares or subscriptions to purchase shares of common voting stock of Piezo
Instruments, Inc., a Utah Corporation, in exchange for the issuance of 14,800,000 shares of the Company's "unregistered" and "restricted" common voting stock.

     On June 14, 1984, pursuant to rule 504 of Regulation D of the Securities and Exchange Commission, the Company commenced the offer and sale to the public of 2,500,000 shares of its common voting stock at a price of $0.01 per share, for the total sum of $25,000. The offering was completed on October 5, 1984.

     Until 1987, the Company engaged in engineering, research, development, and merchandising of electronic and electronic and electromechanical devices, equipment, and accessories. The Company's activities were unsuccessful and it ceased active operations in 1987.

Business.
---------

     Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations for over 5 years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.


     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Year 2000.
----------

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

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers.
--------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
--------------------------------------------------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services.
---------------------------------------------------------------------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business.
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its majority shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the two previous calendar years. Further, there have been no meetings of stockholders since before 1989.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no "public market" for shares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of March 15, 2000, is approximately 205.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

None;


Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 1999, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or in the last five years.

     At December 31, 1999, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

None;

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1999 and 1998

          Independent Auditors' Report

          Balance Sheets - December 31, 1999

          Statements of Operations for the years ended
          December 31, 1999 and 1998

          Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

          Statements of Cash Flows for the years ended
          December 31, 1999 and 1998

          Notes to the Financial Statements



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Mantyla, McReynolds & Associates, 5872 South 900 East, Suite 250, Salt Lake City, Utah 84121, has been retained as the Company's auditor for the past two years.

                                    PART III


Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Yujiro Yamamoto       Director and       1984                *
                      President

Ralph M. Wilkerson    Director and       1994                *
"Buck"                Secretary/
                      Treasurer

Valerie S. Keating    Director           1996                *



     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Yujiro Yamamoto, President and a director is 70 years of age. Mr. Yamamoto received his Ph.D. and M.Sc. Degrees from UCLA, and his B.E.E. from Waseda University in Japan. Mr. Yamamoto has been working with Y2 Ultra-Filter, Inc., a Wyoming corporation since 1993.

     Ralph M. Wilkerson, Secretary/Treasurer and a director is 67 years of age. Mr. Wilkerson is a retired U.S. Army Lt. Colonel. Since retirement, Mr. Wilkerson has engaged in investment banking and real-estate in Cody Wyoming. Mr. Wilkerson has studied at the University of Maryland, Georgetown University, University of North Carolina, and the Foreign Service Institute of the U.S. State Department.

     Valerie Keating, a director is 35 years of age. Mrs. Keating has been employed by Alliant Techsystems, an aerospace company in Utah for the past fourteen years. She has held various positions at Alliant Techsystems, including Manufacturing/Process Engineer, Hazards Analyst, Science and Technology Engineer, and Project Engineer. She has a Bachelor of Science degree in Chemical Engineering from Montana State University.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any current directors or executive officers of the Company, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Form 3's have been filed for the Officers and Directors as well as the 10% shareholder of the Company.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Yujiro
Yamamoto      12/31/99    0     0     0     0      0     0   0
President,
Director

Buck
Wilkerson     12/31/99    0     0     0     0      0     0   0
Secretary
Treasurer,
Director

Valerie       12/31/99    0     0     0     0      0     0   0
Keating,
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1999, 1998, or 1997, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of February 15, 2000, with the computations being based upon 17,500,000 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Yujiro Yamamoto              10,155,500                58%
1201 Via La Jolla
San Clements, CA 92672

Ralph M. Wilkerson*           3,871,000                22%
45 Dale Drive
Cody, WY 82414

Charles Taggart**             1,349,800                7.7%
P.O. Drawer 777
Salt Lake City, UT 84110
                              -------                    -----
                             15,376,300               87.7%

* Includes shares beneficially held by Mr. Wilkerson in the name of "W-Group" a corporation in which Mr. Wilkerson is the majority shareholder, and Shirley
Wilkinson, his wife.

* Includes  shares  beneficially  held by Mr. Taggart in the name of "Wind River
Trust".

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the January 7, 2000:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Yujiro Yamamoto              10,155,500             58%
1201 Via La Jolla
San Clements, CA 92672

Ralph M. Wilkerson            3,871,000             22%
45 Dale Drive
Cody, WY 82414

Valerie S. Keating                  0                0
5141 S. Moormont Dr.
Salt Lake City, UT 84117

                              -------              ------
All directors and
executive officers           14,026,500             70%
as a group (3 persons)



Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     None; Not Applicable

Exhibits
--------

Exhibit
Number               Description*
------               -----------
 3.1                Initial Articles of Incorporation*

 3.2                Articles of Amendment to the
                    Articles of Incorporation*

 3.3                By-Laws*

 27                 Financial Data Schedule

DOCUMENTS INCORPORATED BY REFERENCE

     *The exhibits are hereby incorporated by reference and have been filed with the Securities and Exchange Commission and are attached to the Company's Registration Statement on Form 10-SB, in there entirety.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Piezo Instruments, Inc.



Date: 3-28-00                          /S/ YUJIRO YAMAMOTO
                                       Yujiro Yamamoto
                                       President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        Piezo Instruments, Inc.



Date: 3-28-00                           /S/ YUJIRO YAMAMOTO
                                        Yujiro Yamamoto
                                        President and Director



Date: 3-28-00                           /S/ RALPH WILKERSON
                                        Ralph Wilkerson
                                        Vice President and Director

                                    PIEZO INSTRUMENTS, INC.
                                 [A Development Stage Company]

                                     FINANCIAL STATEMENTS

                                       December 31, 1999

                              [WITH INDEPENDENT AUDITORS REPORT]



                                   PIEZO INSTRUMENTS, INC.
                                 [A Development Stage Company]

                                      Table of Contents

                                                                                       Page

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . .        1


Balance Sheet - December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . ..        2


Statements of Stockholders' Equity/(Deficit) for the Period from
 Reinstatement [August 17, 1990] through December 31, 1999 . . . . . . . . . . .        3

Statements of Operations for the Years Ended December 31, 1999
 and December 31, 1998, and for the Period from Reinstatement [August 17, 1990]
 through December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

Statements of Cash Flows for the Years Ended December 31, 1999
 and December 31, 1998, and for the Period from Reinstatement [August 17, 1990]
 through December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .        5


Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . ..     6 - 7



Board of Directors and Stockholders
PIEZO INSTRUMENTS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Piezo Instruments, Inc. [a development stage company] as of December 31, 1999, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 31, 1999 and 1998, and for the period from reinstatement [August 17, 1990] through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piezo Instruments, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and for the period from reinstatement [August 17, 1990] through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Piezo Instruments, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses from reinstatement and presently has no prospects for commencing operations or generating revenue. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                                         _______________________________________
                                         Mantyla McReynolds
January 20, 2000
Salt Lake City, Utah


                                    PIEZO INSTRUMENTS, INC.
                                 [A Development Stage Company]
                                        Balance Sheet
                                       December 31, 1999


ASSETS

        Current Assets
               Cash - Note B ......................................  $    -0-
        Total Current Assets ......................................       -0-
        TOTAL ASSETS ..............................................  $    -0-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

        Current Liabilities
               Accounts payable ...................................  $    -0-
               Stockholder loan - Note E ..........................     19,904
               Income taxes payable - Notes A & C .................        100
        Total Current Liabilities .................................     20,004

TOTAL LIABILITIES .................................................     20,004

STOCKHOLDERS' DEFICIT

        Capital stock - 50,000,000 shares authorized at $0.001 par;
           17,500,000 shares issued and outstanding ...............     17,500
        Additional paid-in capital ................................    109,200
        Deficit accumulated during development stage ..............   (146,704)

TOTAL STOCKHOLDERS' DEFICIT .......................................    (20,004)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT .......................   $    -0-








                        See accompanying notes to financial statements


                                    PIEZO INSTRUMENTS, INC.
                                 [A Development Stage Company]
                         Statements of Stockholders' Equity/(Deficit)
         For the Period from Reinstatement [August 17, 1990] through December 31, 1999

                                                                                           Deficit
                                                                                         Accumulated
                                                                          Additional        During              Total
                                           Number of        Common          Paid-in       Development       Stockholders'
                                            Shares           Stock          Capital          Stage        Equity/(Deficit)
                                        --------------- --------------  -------------- ----------------  -------------------
Balance, August 17, 1990 ...............    18,500,000         18,500        108,200      (126,700)      $    -0-
Net loss for the year ended December 31,
1990                                                                                          (110)           (110)
                                            -----------    -----------   -----------    -----------     ---------------
Balance, December 31, 1990 .............    18,500,000         18,500        108,200      (126,810)           (110)
Net loss for the year ended December 31,
1991                                                                                          (110)           (110)
                                            -----------    -----------   -----------    -----------     ---------------
Balance, December 31, 1991 .............    18,500,000         18,500        108,200      (126,920)           (220)
Net loss for the year ended December 31,
1992                                                                                          (110)           (110)
                                           -----------    -----------   -----------    -----------      ---------------
Balance, December 31, 1992 .............    18,500,000         18,500        108,200      (127,030)           (330)
Net loss for the year ended
December 31, 1993 ......................                                                      (110)           (110)
                                           -----------    -----------   -----------    -----------      ---------------
Balance, December 31, 1993 .............    18,500,000         18,500        108,200      (127,140)           (440)
Net loss for the year ended
December 31, 1994 ......................                                                      (110)           (110)
                                           -----------    -----------   -----------    -----------      ---------------
Balance, December 31, 1994 .............    18,500,000         18,500        108,200      (127,250)           (550)
Net loss for the year ended
December 31, 1995 ......................                                                      (110)           (110)
                                           -----------    -----------   -----------    -----------      ---------------
Balance, December 31, 1995 .............    18,500,000         18,500        108,200      (127,360)           (660)
Net loss for the year ended
December 31, 1996 ......................                                                      (110)           (110)
                                            -----------    -----------   -----------    -----------     ---------------
Balance, December 31, 1996 .............    18,500,000         18,500        108,200      (127,470)           (770)
Net loss for the year ended
December 31, 1997 ......................                                                      (110)           (110)
                                            -----------    -----------   -----------    -----------     ---------------
Balance, December 31, 1997 .............    18,500,000         18,500        108,200      (127,580)           (880)
Net loss for the year ended
December 31, 1998 ......................                                                      (110)           (110)
                                            -----------    -----------   -----------    -----------     ---------------
Balance, December 31, 1998 .............    18,500,000         18,500        108,200      (127,690)           (990)
Cancellation of shares .................    (1,000,000)        (1,000)         1,000

Net loss for the year ended
December 31, 1999 ......................                                                   (19,014)        (19,014)
                                            -----------    -----------   -----------    -----------     ---------------
Balance, December 31, 1999 .............    17,500,000   $     17,500  $     109,200  $   (146,704)  $     (20,004)
                                            ===========    ===========   ===========    ===========     ===============


                           See accompanying notes to financial statements


                                       PIEZO INSTRUMENTS, INC.
                                    [A Development Stage Company]
                                      Statements of Operations
                         For the Years Ended December 31, 1999 and 1998, and
            for the Period from Reinstatement [August 17, 1990] through December 31, 1999


                                                                            For the Period
                                For the Year Ended   For the Year Ended   from Reinstatement to
                                December 31, 1999    December 31, 1998    December 31, 1999

Revenues ................   $              -0-      $             -0-    $            -0-


Expenses ................               18,914                    10              19,004


Loss Before Income Tax ..              (18,914)                  (10)            (19,004)


Income taxes- Notes A & C                  100                   100               1,000


Net Loss ................   $          (19,014)    $            (110)     $      (20,004)


Net Loss Per Share ......   $             (.01)    $            (.01)     $         (.01)

Weighted Average
  Shares Outstanding ....           17,500,000            17,500,000          17,500,000








                           See accompanying notes to financial statements



                                      PIEZO INSTRUMENTS, INC.
                                   [A Development Stage Company]
                                     Statements of Cash Flows
                        For the Years Ended December 31, 1999 and 1998, and
           for the Period from Reinstatement [August 17, 1990] through December 31, 1999

                                                                              For the Period from
                                                        For the Year Ended    For the Year Ended   Reinstatement to
                                                        December 31, 1999     December 31, 1998    December 31, 1999

Cash Flows From Operating Activities

Net Loss ........................................   $      (19,014)             $     (110)       $        (20,004)

Adjustments to reconcile net income to net
 cash provided by operating activities:
        Increase/(decrease) in:
               Income taxes payable .............              -0-                     100                     100
               Shareholder loan .................           19,014                      10                  19,904

Net Cash Used For Operating Activities ..........              -0-                     -0-                     -0-


Net Increase (Decrease)  in Cash ................              -0-                     -0-                     -0-

Beginning Cash Balance ..........................              -0-                     -0-                     -0-

Ending Cash Balance .............................   $          -0-              $      -0-        $            -0-

Supplemental Disclosure of Cash Flow Information:

Cash paid for the period for interest$ ..........   $          -0-              $      -0-        $            -0-
Cash paid for the period for income taxes .......              -0-                     -0-                     -0-




                        See accompanying notes to financial statements

                                    PIEZO INSTRUMENTS, INC.
                                 Notes to Financial Statements
                                       December 31, 1999

NOTE A         Summary of Significant Accounting Policies

        Company Background

     The Company originally incorporated under the laws of the State of Utah on April 10, 1984 using the name Core-Tech, Inc., to engage in various activities in the natural resources industry. On October 15, 1985 the Company entered into an agreement and plan of reorganization whereby Core-Tech, Inc. would acquire 100% of all outstanding shares of Piezo Instruments, Inc., a Utah Corporation. Core-Tech, Inc. issued 14,800,000 shares of $.001 par value stock to the shareholders of Piezo Instruments, Inc. The acquisition of Piezo Instruments, Inc. by Core-Tech, Inc. was considered a "pooling of interests." At the annual meeting held on November 12, 1985, the stockholders of Core-Tech, Inc. voted to change the name of the Company to Piezo Instruments, Inc. and expanded the purpose of the Company to include the design, development, and marketing of electrical and other devises. The Company was not successful in beginning its planned principal operations through 1987 and eventually ceased all attempts. In 1990, the Company was reinstated but remained dormant.

     Piezo Instruments, Inc., still a development stage company, has yet to commence its planned principal operations and has been in an essentially dormant status for the last eleven years.


        Income Taxes

     In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which is effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. The Company adopted SFAS No. 109 for financial reporting purposes in 1993. See Note C below.

        Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of shares outstanding.

        Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B         Cash

     Cash is comprised of cash on hand or on deposit in banks. The Company has no cash as of December 31, 1999.

                                    PIEZO INSTRUMENTS, INC.
                                 Notes to Financial Statements
                                       December 31, 1999


NOTE C         Change in Accounting Principle -- Accounting for Income Taxes

     During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this change in accounting for income taxes as of January 1, 1993 is $0, due to operating losses carried forward from prior years and unlikely nature of future earnings. For the years ended December 31, 1999 and 1998, the Company had no significant income tax expenses due to no operations during those periods. Any deferred tax benefit arising from the operating losses carried forward, the benefits of which will expire in various amounts through 2015, would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses. The Company has no timing differences.

     The amount shown on the balance sheet for income taxes payable represents the annual minimum amount due to the State of Utah.


NOTE D         Liquidity

     The Company has accumulated losses since reinstatement totaling $20,004, no assets and no operations at December 31, 1999. Financing for the Company's limited activities to date has been primarily provided by borrowing from a stockholder. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management is currently seeking a well-capitalized merger candidate in order to commence its operations. Should management be unsuccessful in its merger activities, it will have a material adverse effect on the Company.


NOTE E         Stockholder Loan

     A stockholder has paid expenses and taxes on behalf of the Company in the amount of $18,914 during the year ended December 31, 1999, $110 during the year ended December 31, 1998, and $880 in prior years. The Company has recorded a liability for these expenses to the stockholder. The unsecured loan bears no interest and is due on demand.


NOTE F         Cancellation of Shares

     In May, 1999, the Company canceled 1,000,000 shares of common stock that had been issued as part of an exchange of securities with another corporation in 1986. The original transaction was voided when planned operations never materialized and the shares were returned to the Company. All weighted average number of shares values presented in this report have been restated to reflect the cancellation of these shares retroactive to the reinstatement date.