Form 10QSB
period 2000-06-30
PIEZO INSTRUMENTS INC
filed 2000-08-11
CIK 1085402

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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

                               August 10, 2000
                              Common Voting Stock
                                  17,500,000


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

                       PIEZO INSTRUMENTS, INC.
                           BALANCE SHEETS
                June 30, 2000 and December 31, 1999

                                                        6/30/00      12/31/98
                                                       -----------   ----------
                                                       [Unaudited]
                               ASSETS
Assets
     Current Assets                                    $         0  $         0
                                                       -----------   ----------
     Cash                                                        0            0
                                                       -----------   ----------
        Total Assets                                   $         0  $         0
                                                       ===========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                           $    20,618  $    19,904
     Accounts Payable                                          100            0
     Income Taxes Payable                                        0          100
                                                       -----------   ----------
        Total Current Liabilities                           20,718       20,004

        Total Liabilities                                   20,718       20,004

Stockholders' Deficit:
     Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 17,500,000 shares                      17,500       17,500
     Additional paid-in capital                            109,200      109,200
     Accumulated Deficit                                  (147,418)    (146,704)
                                                       -----------   ----------
        Total Stockholders' Deficit                        (20,718)     (20,004)

                                                       -----------   ----------
        Total Liabilities and Stockholders'$Deficit    $         0  $         0
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

                            PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 2000 and 1999

                                               Three Months         Three Months            Six Months           Six Months
                                                   Ended                Ended                 Ended                Ended
                                                  6/30/00              6/30/99               6/30/00              6/30/99
                                             ------------------  ------------------  -------------------     ----------------
                                                [Unaudited]          [Unaudited]         [Unaudited]         [Unaudited]
REVENUE
      Income                               $                 0  $                0    $                0    $               0
                                             ------------------   ------------------     -----------------    ----------------
NET REVENUE                                                  0                   0                     0                    0

GENERAL AND ADMINISTRATIVE EXPENSES                          0                   0                   714               17,828
                                             ------------------   ------------------     -----------------    ----------------
TOTAL OPERATING EXPENSES                                     0                   0                   714               17,828
                                             ------------------   ------------------     ------------------   ----------------
NET INCOME BEFORE TAXES                    $                 0  $                0   $              (714)             (17,828)
                                             ==================   ==================     ==================   ================
INCOME/FRANCHISE TAXES                                       0                   0                     0                  100

NET LOSS                                                     0                   0                  (714)             (17,928)

NET LOSS PER SHARE                         $              0.00  $             0.00   $             (0.01)               (0.01)
                                             ==================   ==================     ==================   ================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       17,500,000          17,500,000             17,500,000           17,875,000
                                             ==================   ==================     ==================   ================





                             PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Six Month Periods Ended June 30, 2000 and 1999


                                                        Three Months        Three Months        Six  Months        Six  Months
                                                           Ended                Ended              Ended              Ended
                                                          6/30/00              6/30/99            6/30/00            6/30/99
                                                      -----------------    ----------------   ----------------    ---------------
                                                        [Unaudited]           [Unaudited]        [Unaudited]        [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $                0   $               0  $            (714)          (17,928)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Issued stock to directors                                         0                   0                  0                 0
   Increase/(Decrease) in loans from shareholder                     0                   0                714            17,928
                                                      -----------------       -------------     --------------    --------------
      Net Cash Used For Operating Activities        $                0    $              0  $               0                 0
                                                      =================       ==============    ==============    ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                  0                  0                 0

      Beginning Cash Balance                                         0                  0                  0                 0

      Ending Cash Balance                           $                0    $             0   $              0                 0
                                                      =================      ===============    ==============   ===============




Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2000, or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Liquidity.

     At June 30, 2000, the Company had total current assets of $0 and total liabilities of $20,718.

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

Item 4.Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the period covered by this Report. For additional information see the Company's Form 10SB Registration Statement as filed with the Securities and Exchange Commission.

Item 5.Other Information.
-------------------------

None; not applicable.

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

(a)Exhibits.*

None; not applicable.

(b)Reports on Form 8-K.

None; not applicable.

(c) Documents Incorporated by Reference

     Form 10SB Registration Statement as filed with the Securities and Exchange Commission.

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


                              PIEZO INSTRUMENTS, INC.



Date: 8/9/00          /S/ RALPH WILKERSON
                      Ralph M. Wilkerson
                      Secretary/Treasurer and Director