Form 10QSB
period 2000-09-30
PIEZO INSTRUMENTS INC
filed 2000-11-14
CIK 1085402

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

                                November 10, 2000
                              Common Voting Stock
                                  17,500,000


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

                        PIEZO INSTRUMENTS, INC.
                             BALANCE SHEET
                           September 30, 1999

                                                                      9/30/99
                                                                   ---------------
                                                                    [Unaudited]
                                     ASSETS

      Total Current Assets                                       $              0

                                                                   ---------------
           Total Assets                                          $              0
                                                                   ===============

                              LIABILITIES & EQUITY

Current Liabilities:
      Income Taxes Payable                                       $            100
      Loans from stockholders                                              21,620
                                                                   ---------------
           Total Liabilities                                               21,720

Stockholders' Deficit:
      Capital Stock--50,000,000 shares authorized
           having a par value of $.001 per share; 17,500,000
           shares issued and outstanding                                   17,500
      Additional Paid-in Capital                                          109,200
      Accumulated Deficit                                                (148,420)
                                                                   ---------------
           Total Stockholders' Deficit                                    (21,720)

                                                                   ---------------
           Total Liabilities and Stockholders' Deficit                          0
                                                                   ===============


     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. These financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.


                             PIEZO INSTRUMENTS, INC.
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Periods Ended September 30, 2000 and 1999


                                                       Three Months       Three Months        Nine Months    Nine Months
                                                           Ended               Ended             Ended           Ended
                                                          9/30/00             9/30/99           9/30/00         9/30/99
                                                      --------------------------------------------------------------------
                                                        [Unaudited]         [Unaudited]        [Unaudited]    [Unaudited]
REVENUE
      Revenue from Operations                       $                0  $               0  $             0  $            0
                                                      -----------------   ---------------   --------------   -------------
          Total Revenue                                              0                  0                0               0
General and Administrative Expenses                              1,002                336            1,716          18,164
                                                      =================   ================   ==============   =============

Net Income Before Taxes                                         (1,002)              (336)          (1,716)        (18,164)
                                                      =================   ================   ==============   =============

Income/Franchise Taxes                                               0                  0                0             100

Net Loss                                                        (1,002)              (336)          (1,716)        (18,264)

Loss Per Share                                                   (0.01)              0.00             0.00           (0.01)

Weighted Average Shares Outstanding                         17,000,000         17,500,000       17,000,000      17,750,000
                                                      =================   ================   ==============   =============
                                                      =================   ================   ==============   =============


                             PIEZO INSTRUMENTS, INC.
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended September 30, 2000 and 1999


                                                          Three Months         Three Months         Nine Months          Nine Months
                                                             Ended                Ended                Ended                Ended
                                                            9/30/99              9/30/99              9/30/99              9/30/99
                                                          [Unaudited]          [Unaudited]          [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
  Net Loss                                           $           (1,002)  $           (336)    $        (1,716)     $       (18,264)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued stock to directors
    Increase/(Decrease) in loans from shareholder                 1,002                336               1,716               18,264
                                                        -----------------    -----------------   ------------------   --------------
      Net Cash Used For Operating Activities                          0                  0                   0                    0
                                                        =================    =================   ==================   ==============



Cash Flows Provided by Financing Activities                           0                  0                    0                    0
      Net Increase In Cash                                            0                  0                    0                    0
      Beginning Cash Balance                                          0                  0                    0                    0
      Ending Cash Balance                            $                0   $              0     $              0     $              0


NOTES TO UNAUDITED FINANCIAL STATEMENTS

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


         Cash

          Cash is comprised of cash on hand or on deposit in banks. The Company has no cash as of September 30, 2000.


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


         Liquidity

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

Liquidity.

     At September 30, 2000, the Company had total current assets of $0 and total liabilities of $21,720.

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


                              PIEZO INSTRUMENTS, INC.



Date: SEPT 13, 2000         /S/RALPH M. WILKERSON
                            Ralph M. Wilkerson
                            Secretary/Treasurer and Director