Form 10KSB
period 2000-12-31
PIEZO INSTRUMENTS INC
filed 2001-04-02
CIK 1085402

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2000
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


                             5049 S. Moormont Drive
                            Salt Lake City, UT 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              December 31, 2000 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2000 - $2,123.7. There are approximately 2,123,700 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

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

                                 March 15, 2001
                                    17,500,000

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

Holders
-------

     The number of record holders of the Company's common stock as of March 15, 2001, is approximately 205.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2000, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or in the last five years.

     At December 31, 2000, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

None;

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2000 and 1999

          Independent Auditors' Report

          Balance Sheets - December 31, 2000

          Statements of Operations for the years ended
          December 31, 2000 and 1999

          Statements of Stockholders' Equity for the years ended December 31, 2000 and 1999

          Statements of Cash Flows for the years ended
          December 31, 2000 and 1999

          Notes to the Financial Statements

                                              PIEZO INSTRUMENTS, INC.
                                           [A Development Stage Company]

                                               FINANCIAL STATEMENTS

                                                 December 31, 2000

                                        [WITH INDEPENDENT AUDITORS' REPORT]



                             PIEZO INSTRUMENTS, INC.
                          [A Development Stage Company]

                                Table of Contents

                                                                                                          Page

Independent Auditors' Report ............................................................................. 1


Balance Sheet - December 31, 2000 ........................................................................ 2


Statements of Stockholders' Equity/(Deficit) for the Period from
 Reinstatement [August 17, 1990] through December 31, 2000 ............................................... 3

Statements of Operations for the Years Ended December 31, 2000
 and December 31, 1999, and for the Period from Reinstatement [August 17, 1990]
 through December 31, 2000 ............................................................................... 4

Statements of Cash Flows for the Years Ended December 31, 2000
 and December 31, 1999, and for the Period from Reinstatement [August 17, 1990]
 through December 31, 2000 ............................................................................... 5


Notes to Financial Statements ........................................................................... 6-8




Board of Directors and Stockholders
PIEZO INSTRUMENTS, INC.
Salt Lake City, Utah

     We have audited the accompanying balance sheets of Piezo Instruments, Inc. [a development stage company] as of December 31, 2000, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 31, 2000 and 1999, and for the period from reinstatement [August 17, 1990] through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piezo Instruments, Inc. as of December 31, 2000, and the results of operations and cash flows for the years ended December 31, 2000 and 1999, and for the period from reinstatement [August 17, 1990] through December 31, 2000, in conformity with generally accepted accounting principles.

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

                                 _______________________________________
                                 Mantyla McReynolds
February 2, 2001
Salt Lake City, Utah


                             PIEZO INSTRUMENTS, INC.
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2000


ASSETS

         Current Assets
                  Cash - Note B                                                 $       -0-
         Total Current Assets                                                           -0-
         TOTAL ASSETS                                                           $       -0-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

         Current Liabilities
                  Accounts payable                                              $       -0-
                  Stockholder loan - Note E                                          21,980
                  Income taxes payable - Notes A & C                                    100
         Total Current Liabilities                                                   22,080

TOTAL LIABILITIES                                                                    22,080

STOCKHOLDERS' DEFICIT

         Capital stock - 50,000,000 shares authorized at $0.001 par;
            17,500,000 shares issued and outstanding                                 17,500
         Additional paid-in capital                                                 109,200
         Deficit accumulate prior to reactivation                                  (126,700)
         Deficit accumulated during development stage                               (22,080)

TOTAL STOCKHOLDERS' DEFICIT                                                         (22,080)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $      -0-







                                  See accompanying notes to financial statements



                             PIEZO INSTRUMENTS, INC.
                          [A Development Stage Company]
                  Statements of Stockholders' Equity/(Deficit)
  For the Period from Reinstatement [August 17, 1990] through December 31, 2000

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                               Additional            During              Total
                                          Number of           Common             Paid-in           Development       Stockholders'
                                           Shares              Stock             Capital              Stage         Equity/(Deficit)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, August 17, 1990                     18,500,000             18,500            108,200            (126,700)  $           -0-
Net loss for the year ended December 31,
1990                                                                                                         (110)             (110)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, December 31, 1990                   18,500,000             18,500            108,200            (126,810)             (110)
Net loss for the year ended December 31,
1991                                                                                                         (110)             (110)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, December 31, 1991                   18,500,000             18,500            108,200            (126,920)             (220)
Net loss for the year ended December 31,
1992                                                                                                         (110)             (110)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, December 31, 1992                   18,500,000             18,500            108,200            (127,030)             (330)
Net loss for the year ended
December 31, 1993                                                                                            (110)             (110)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, December 31, 1993                   18,500,000             18,500            108,200            (127,140)             (440)
Net loss for the year ended
December 31, 1994                                                                                            (110)             (110)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, December 31, 1994                   18,500,000             18,500            108,200            (127,250)             (550)
Net loss for the year ended
December 31, 1995                                                                                            (110)             (110)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, December 31, 1995                   18,500,000             18,500            108,200            (127,360)             (660)
Net loss for the year ended
December 31, 1996                                                                                            (110)             (110)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, December 31, 1996                   18,500,000             18,500            108,200            (127,470)             (770)
Net loss for the year ended
December 31, 1997                                                                                            (110)             (110)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, December 31, 1997                   18,500,000             18,500            108,200            (127,580)             (880)
Net loss for the year ended
December 31, 1998                                                                                            (110)             (110)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, December 31, 1998                   18,500,000             18,500            108,200            (127,690)             (990)
Cancellation of shares                      (1,000,000)            (1,000)              1,000
Net loss for the year ended
December 31, 1999                                                                                         (19,014)          (19,014)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, December 31, 1999                   17,500,000   $         17,500    $       109,200  $         (146,704) $        (20,004)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Net loss for the year ended
December 31, 2000                                                                                          (2,076)           (2,076)
                                     ------------------ ------------------ ------------------ -------------------- -----------------
Balance, December 31, 2000                   17,500,000   $         17,500    $       109,200  $         (148,780) $        (22,080)
                                     ================== ================== ================== ==================== =================

                 See accompanying notes to financial statements


                                                  PIEZO INSTRUMENTS, INC.
                                               [A Development Stage Company]
                                                 Statements of Operations
                                    For the Years Ended December 31, 2000 and 1999, and
                       for the Period from Reinstatement [August 17, 1990] through December 31, 2000


                                                                        For the Period
                            For the Year Ended   For the Year Ended   from Reinstatement to
                            December 31, 2000    December 31, 1999    December 31, 2000

Revenues ................   $        -0-         $    -0-               $        -0-


Expenses ................          1,976           18,914                    20,980


Loss Before Income Tax ..         (1,976)         (18,914)                  (20,980)


Income taxes- Notes A & C            100              100                     1,100


Net Loss ................   $     (2,076)       $ (19,014)              $   (22,080)


Net Loss Per Share ......   $       (.01)       $    (.01)              $      (.01)

Weighted Average
  Shares Outstanding ....     17,500,000         17,500,000              17,500,000





                 See accompanying notes to financial statements


                                                PIEZO INSTRUMENTS, INC.
                                             [A Development Stage Company]
                                               Statements of Cash Flows
                                  For the Years Ended December 31, 2000 and 1999, and
                     for the Period from Reinstatement [August 17, 1990] through December 31, 2000

                                                                                                        For the Period from
                                                        For the Year Ended         For the Year Ended   Reinstatement to
                                                        December 31, 2000          December 31, 1999    December 31, 2000

Cash Flows From Operating Activities

Net Loss ........................................          $ (2,076)                    $  (19,014)     $  (22,080)

Adjustments to reconcile net income to net
 cash provided by operating activities:
         Increase/(decrease) in:
                  Income taxes payable ..........               -0-                             -0-            100
                  Shareholder loan ..............              2,076                        19,014          21,980

Net Cash Used For Operating Activities ..........               -0-                             -0-             -0-


Net Increase (Decrease)  in Cash ................               -0-                             -0-             -0-

Beginning Cash Balance ..........................               -0-                             -0-             -0-

Ending Cash Balance .............................           $   -0-                     $       -0-      $      -0-

Supplemental Disclosure of Cash Flow Information:
Cash paid for the period for interest ...........           $   -0-                     $       -0-      $      -0-
Cash paid for the period for income taxes .......               -0-                             -0-             -0-




                                  See accompanying notes to financial statements

                             PIEZO INSTRUMENTS, INC.
                          Notes to Financial Statements
                                December 31, 2000

NOTE A            Summary of Significant Accounting Policies

         Company Background

          The Company originally incorporated under the laws of the State of Utah on April 10, 1984 using the name Core-Tech, Inc., to engage in various activities in the natural resources industry. On October 15, 1985 the Company entered into an agreement and plan of reorganization whereby Core-Tech, Inc. would acquire 100% of all outstanding shares of Piezo Instruments, Inc., a Utah Corporation. Core-Tech, Inc. issued 14,800,000 shares of $.001 par value stock to the shareholders of Piezo Instruments, Inc. The acquisition of Piezo Instruments, Inc. by Core-Tech, Inc. was considered a "pooling of interests." At the annual meeting held on November 12, 1985, the stockholders of Core-Tech, Inc. voted to change the name of the Company to Piezo Instruments, Inc. and expanded the purpose of the Company to include the design, development, and marketing of electrical and other devices. The Company was not successful in beginning its planned principal operations through 1987 and eventually ceased all attempts. In 1990, the Company was reinstated but remains dormant.

          Piezo Instruments, Inc., still a development stage company, has yet to commence its planned principal operations and has been in an essentially dormant status for the last twelve years.


         Income Taxes

          The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which is effective for fiscal years beginning after December 15, 1992. SFAS No. 109 requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. The Company adopted SFAS No. 109 for financial reporting purposes in 1993. See Note C below.

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


NOTE B            Cash

          Cash is comprised of cash on hand or on deposit in banks. The Company has no cash as of December 31, 2000.

                             PIEZO INSTRUMENTS, INC.
                          Notes to Financial Statements
                                December 31, 2000


NOTE C            Change in Accounting Principle -- Accounting for Income Taxes

          During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of this change in accounting for income taxes as of January 1, 1993 is $0, due to operating losses carried forward from prior years and unlikely nature of future earnings. For the years ended December 31, 2000 and 1999, the Company had no income tax expenses due to no operations during those periods. Any deferred tax benefit arising from the operating losses carried forward, the benefits of which will expire in various amounts through 2020, would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses. The Company has no timing differences.

Deferred tax assets                                   Balance   Tax    Rate
----------------------------------------------------- -------- ------- -------
   Federal Loss carryforward (expires through 2020)   $148,630 $41,616 28%
   State Loss carryforward                            $147,530  $7,377  5%
   Valuation allowance                                        ($48,993)
                                                               -------
        Deferred tax asset                                       $0
                                                               ========

          The allowance has increased $1,211 from $47,782 as of December 31, 1999. The amount shown on the balance sheet for income taxes payable represents the annual minimum franchise amount due to the State of Utah.


NOTE D            Liquidity

          The Company has accumulated losses since reinstatement totaling $22,080, no assets and no operations at December 31, 2000. Financing for the Company's limited activities to date has been primarily provided by borrowing from a stockholder. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management is currently seeking a well-capitalized merger candidate in order to commence its operations. Should management be unsuccessful in its merger activities, it will have a material adverse effect on the Company.


NOTE E            Stockholder Loan

          Stockholders have paid expenses and taxes on behalf of the Company in the amount of $2,076 during the year ended December 31, 2000, $18,914 during the year ended December 31, 1999, and $990 in prior years. The Company has recorded a liability for these expenses to the stockholders. The unsecured loan bears no interest and is due on demand.

                             PIEZO INSTRUMENTS, INC.
                          Notes to Financial Statements
                                December 31, 2000
NOTE F            Cancellation of Shares

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

Business Experience.
--------------------

     Yujiro Yamamoto, President and a director is 71 years of age. Mr. Yamamoto received his Ph.D. and M.Sc. Degrees from UCLA, and his B.E.E. from Waseda University in Japan. Mr. Yamamoto has been working with Y2 Ultra-Filter, Inc., a Wyoming corporation since 1993.

     Ralph M. Wilkerson, Secretary/Treasurer and a director is 68 years of age. Mr. Wilkerson is a retired U.S. Army Lt. Colonel. Since retirement, Mr. Wilkerson has engaged in investment banking and real-estate in Cody Wyoming. Mr. Wilkerson has studied at the University of Maryland, Georgetown University, University of North Carolina, and the Foreign Service Institute of the U.S. State Department.

     Valerie Keating, a director is 36 years of age. Mrs. Keating has been employed by Alliant Techsystems, an aerospace company in Utah for the past fourteen years. She has held various positions at Alliant Techsystems, including Manufacturing/Process Engineer, Hazards Analyst, Science and Technology Engineer, and Project Engineer. She has a Bachelor of Science degree in Chemical Engineering from Montana State University.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     Except for Ralph Wilkerson and Valerie Keating who are father and daughter, there are no family relationships between any current directors or executive officers of the Company, either by blood or by marriage.

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

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Yujiro        12/31/00    0     0     0     0      0     0   0
Yamamoto      12/31/99    0     0     0     0      0     0   0
President,
Director

Buck          12/31/00    0     0     0     0      0     0   0
Wilkerson     12/31/99    0     0     0     0      0     0   0
Secretary
Treasurer,
Director

Valerie       12/31/00    0     0     0     0      0     0   0
Keating,      12/31/99    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2000, 1999, or 1998, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of February 15, 2001, with the computations being based upon 17,500,000 shares of common stock being outstanding.


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

* Includes shares  beneficially held by Mr. Wilkerson in the name of "W-Group".

* Includes  shares  beneficially  held by Mr. Taggart in the name of "Wind River
Trust".

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the January 7, 2001:

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

                                       Piezo Instruments, Inc.



Date: MARCH 30, 2001                   /S/ RALPH WILKERSON
                                       Ralph Wilkerson
                                       Vice President, Secretary and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        Piezo Instruments, Inc.

Date: MARCH 30, 2001                   /S/ RALPH WILKERSON
                                        Ralph Wilkerson
                                        Vice President, Secretary and Director