Form 10QSB
period 2001-03-31
PIEZO INSTRUMENTS INC
filed 2001-05-15
CIK 1085402

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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


                            5049 SOUTH Moormont Drive
                            Salt Lake City, UT 84117
                    (Address of Principal Executive Offices)

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

                       PIEZO INSTRUMENTS, INC.
                           BALANCE SHEETS
                March 31, 2001 and December 31, 2000

                                                        3/31/01      12/31/00
                                                       -----------   ----------
                                                       [Unaudited]
                               ASSETS
Assets
     Current Assets                                    $         0  $         0
                                                       -----------   ----------
     Cash                                                        0            0
                                                       -----------   ----------
        Total Assets                                   $         0  $         0
                                                       ===========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                           $    22,980  $    21,980
     Income Taxes Payable                                      100          100
     Accounts Payable                                        1,333            0
                                                       -----------   ----------
        Total Current Liabilities                           24,413       22,080

        Total Liabilities                                   24,413       22,080

Stockholders' Deficit:
     Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 17,500,000 shares                      17,500       17,500
     Additional paid-in capital                            109,200      109,200
     Deficit Accumulated Deficit Prior to Reactivation    (126,700)    (126,700)
     Deficit Accumulated During Development Stage          (24,413)     (22,080)
                                                       -----------   ----------
        Total Stockholders' Deficit                        (24,413)     (22,080)

                                                       -----------   ----------
        Total Liabilities and Stockholders'$Deficit    $         0  $         0
                                                       ===========   ==========



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2000 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                            PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
            For the Three Month Periods Ended March 31, 2001 and 2000

                                               Three Months         Three Months
                                                   Ended                Ended
                                                  3/31/01              3/31/00
                                             ------------------  ------------------
                                                [Unaudited]          [Unaudited]
REVENUE
      Income                               $                 0  $                0
                                             ------------------   ------------------
NET REVENUE                                                  0                   0

GENERAL AND ADMINISTRATIVE EXPENSES                      2,333                 714
                                             ------------------   ------------------

NET INCOME BEFORE TAXES                    $            (2,333) $             (714)
                                             ==================   ==================
INCOME/FRANCHISE TAXES                                       0                   0

NET LOSS                                                (2,333)               (714)

NET LOSS PER SHARE                         $             (0.01) $            (0.01)
                                             ==================   ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                       17,500,000          17,500,000
                                             ==================   ==================





                             PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
            For the Three Month Periods Ended March 31, 2001 and 2000


                                                        Three Months        Three Months
                                                           Ended                Ended
                                                          3/31/01              3/31/00
                                                      -----------------    ----------------
                                                        [Unaudited]           [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $          (2,333)   $            (714)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Increase/(Decrease) in accounts payable                       1,333                   0
   Increase/(Decrease) in loans from shareholder                 1,000                 714
                                                      -----------------       -------------
      Net Cash Used For Operating Activities        $                0    $              0
                                                      =================       ==============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                           0                  0

      Beginning Cash Balance                                         0                  0

      Ending Cash Balance                           $                0    $             0
                                                      =================      ===============




Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2001 or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     During the quarterly period ended March 31, 2000, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $2,333.

Liquidity.

     At March 31, 2000, the Company had total current assets of $0 and total liabilities of $24,413.

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


                              PIEZO INSTRUMENTS, INC.



Date: 5-10-01                   /S/ RALPH M. WILKERSON
                                Ralph M. Wilkerson
                                Secretary/Treasurer and Director