Form 10QSB/A
period 2001-06-30
PIEZO INSTRUMENTS INC
filed 2001-08-17
CIK 1085402

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB/A


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

                                                        6/30/01      12/31/00
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


                              PIEZO INSTRUMENTS, INC.



Date: August 16, 2001           /S/ RALPH M. WILKERSON
                                Ralph M. Wilkerson
                                Secretary/Treasurer and Director