Form 10KSB
period 2001-12-31
PIEZO INSTRUMENTS INC
filed 2002-04-01
CIK 1085402

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2001
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              December 31, 2001 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2001 - $2,123.7. There are approximately 2,123,700 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

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

                                 March 15, 2002
                                    17,500,000

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its Director, Valerie Keating, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

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

Holders
-------

     The number of record holders of the Company's common stock as of March 15, 2002, is approximately 205.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2001 it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or in the last five years.

     At December 31, 2001, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

None;

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 2001 and 2000

          Independent Auditors' Report

          Balance Sheets - December 31, 2001

          Statements of Operations for the years ended
          December 31, 2001 and 2000

          Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000

          Statements of Cash Flows for the years ended
          December 31, 2001 and 2000

          Notes to the Financial Statements

                             PIEZO INSTRUMENTS, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                December 31, 2001

                       [WITH INDEPENDENT AUDITORS' REPORT]





                                   PIEZO INSTRUMENTS, INC.
                                 [A Development Stage Company]

                                      Table of Contents



                                                                                                                               Page

Independent Auditors' Report                                                                                                     1

Balance Sheet -- December 31, 2001                                                                                               2

Statements of Stockholders' Equity/(Deficit) for the Period from Reinstatement
[August 17, 1990] through December 31, 2001                                                                                      3

Statements of Operations for the Years Ended December 31, 2001 and 2000, and
for the Period from Reinstatement [August 17, 1990] through December 31, 2001                                                    4

Statements of Cash Flows for the Years Ended December 31, 2001 and  2000, and
for the Period from Reinstatement [August 17, 1990] through December 31, 2001                                                    5

Notes to Financial Statements                                                                                                 6 -- 8






                                 INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
PIEZO INSTRUMENTS, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Piezo Instruments, Inc. [a development stage company] as of December 31, 2001, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 31, 2001 and 2000, and for the period from reinstatement [August 17, 1990] through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piezo Instruments, Inc., as of December 31, 2001, and the results of operations and cash flows for the years ended December 31, 2001 and 2000, and for the period from reinstatement [August 17, 1990] through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


                                                   Mantyla McReynolds
February 22, 2002
Salt Lake City, Utah



                                    PIEZO INSTRUMENTS, INC.
                                 [A Development Stage Company]
                                        Balance Sheet
                                       December 31, 2001


ASSETS

      Total Current Assets .............................   $       0
                                                           ---------
                       Total Assets ....................   $       0
                                                           =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Franchise taxes payable - Notes A & C ................   $     100
  Payable to shareholders - Note E .....................      29,330
                                                           ---------
      Total Current Liabilities ........................      29,430
           Total Liabilities ...........................      29,430


Stockholders' Deficit:
  Capital stock - 50,000,000 shares authorized at $0.001
      par; 17,500,000 shares issued and outstanding ....      17,500
  Additional paid-in capital ...........................     109,200
  Accumulated deficit prior to development stage .......    (126,700)
  Deficit accumulated during the development stage .....     (29,430)
                                                           ---------
                Total Stockholders' Deficit ............     (29,430)
                                                           ---------
        Total Liabilities and Stockholders' Deficit ....   $       0
                                                           =========








                        See accompanying notes to financial statements



                                    PIEZO INSTRUMENTS, INC.
                                 [A Development Stage Company]
                         Statements of Stockholders' Equity/(Deficit)
         For the Period from Reinstatement [August 17, 1990] through December 31, 2001

                                                                Additional                         Total
                                                  Number of     Common         Paid-in        Accumulated    Stockholders'
                                                   Shares        Stock         Capital          Deficit      Equity/(Deficit)
                                                ------------ -------------  -------------- ----------------  -------------
Balance, August 17, 1990 ....................     18,500,00         18,500    $   108,200   $  (126,700)   $         0
Net loss for the year ended December 31, 1990                                                      (110)          (110)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1990 ..................    18,500,000         18,500        108,200      (126,810)          (110)
Net loss for the year ended December 31, 1991                                                      (110)          (110)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1991 ..................    18,500,000         18,500        108,200      (126,920)          (220)
Net loss for the year ended December 31, 1992                                                      (110)          (110)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1992 ..................    18,500,000         18,500        108,200      (127,030)          (330)
Net loss for the year ended December 31, 1993                                                      (110)          (110)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1993 ..................    18,500,000         18,500        108,200      (127,140)          (440)
Net loss for the year ended December 31, 1994                                                      (110)          (110)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1994 ..................    18,500,000         18,500        108,200      (127,250)          (550)
Net loss for the year ended December 31, 1995                                                      (110)          (110)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1995 ..................    18,500,000         18,500        108,200      (127,360)          (660)
Net loss for the year ended December 31, 1996                                                      (110)          (110)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1996 ..................    18,500,000         18,500        108,200      (127,470)          (770)
Net loss for the year ended December 31, 1997                                                      (110)          (110)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1997 ..................    18,500,000         18,500        108,200      (127,580)          (880)
Net loss for the year ended December 31, 1998                                                      (110)          (110)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1998 ..................    18,500,000         18,500        108,200      (127,690)          (990)
Cancellation of shares ......................    (1,000,000)        (1,000)         1,000                            0
Net loss for the year ended December 31, 1999                                                   (19,014)       (19,014)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 1999 ..................    17,500,000         17,500        109,200      (146,704)       (20,004)
Net loss for the year ended December 31, 2000                                                    (2,076)        (2,076)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2000 ..................    17,500,000         17,500        109,200      (148,780)       (22,080)
Net loss for the year ended December 31, 2001                                                    (7,350)        (7,350)
                                                -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2001 ..................    17,500,000    $    17,500    $   109,200   $  (156,130)   $   (29,430)
                                                ===========    ===========    ===========   ===========    ===========



                           See accompanying notes to financial statements



                                       PIEZO INSTRUMENTS, INC.
                                    [A Development Stage Company]
                                      Statements of Operations
                         For the Years Ended December 31, 2001 and 2000, and
            for the Period from Reinstatement [August 17, 1990] through December 31, 2001


                                                                                           August 17,
                                                                                              1990
                                                                                             through
                                                                                            December
                                                        2001               2000             31, 2001
                                                   --------------     --------------      -------------
Revenues                                       $               0  $               0   $              0

General & Administrative Expenses                          7,250              1,976             28,230
                                                   --------------     --------------      -------------

               Operating Loss                             (7,250)            (1,976)           (28,230)

                                                   --------------     --------------      -------------
        Net Loss Before Income Taxes                      (7,250)            (1,976)           (28,230)

Provision for Income/Franchise Taxes                         100                100              1,200
                                                   --------------     --------------      -------------

Net Loss                                       $          (7,350) $          (2,076)  $        (29,430)
                                                   ==============     ==============      =============


Loss Per Share                                 $            (.01) $            (.01)  $           (.01)
                                                   ==============     ==============      =============

Weighted Average Shares Outstanding                   17,500,000         17,500,000         17,500,000
                                                   ==============     ==============      =============




                           See accompanying notes to financial statements




                                      PIEZO INSTRUMENTS, INC.
                                   [A Development Stage Company]
                                     Statements of Cash Flows
                        For the Years Ended December 31, 2001 and 2000, and
           for the Period from Reinstatement [August 17, 1990] through December 31, 2001

                                                                           August 17,
                                                                              1990
                                                                            Through
                                                                            December
                                                      2001        2000      31, 2001
                                                   ----------  ----------  ----------
Cash Flows from Operating Activities
Net Loss ........................................   $ (7,350)   $ (2,076)   $(29,430)
Adjustments to reconcile net income to net cash
provided by operating activities:

     Expenses paid by shareholder ...............      7,350       2,076      29,330
     Increase in current liabilities ............          0           0         100
                                                    --------    --------    --------
        Net Cash Used for Operating Activities ..          0           0           0

            Net Increase/(Decrease) in Cash .....          0           0           0

Beginning Cash Balance ..........................          0           0           0
                                                    --------    --------    --------

Ending Cash Balance .............................   $      0    $      0    $      0
                                                    ========    ========    ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest ........   $      0    $      0    $      0
  Cash paid during the year for income taxes ....          0           0           0





                          See accompanying notes to financial statements

                                      PIEZO INSTRUMENTS, INC.
                                   Notes to Financial Statements
                                         December 31, 2001

NOTE A         Summary of Significant Accounting Policies

        Company Background

     The Company originally incorporated under the laws of the State of Utah on April 10, 1984 using the name Core-Tech, Inc., to engage in various activities in the natural resources industry. On October 15, 1985 the Company entered into an agreement and plan of reorganization whereby Core-Tech, Inc. would acquire 100% of all outstanding shares of Piezo Instruments, Inc., a Utah Corporation. Core-Tech, Inc. issued 14,800,000 shares of $.001 par value stock to the shareholders of Piezo Instruments, Inc. The acquisition of Piezo Instruments, Inc. by Core-Tech, Inc. was considered a "pooling of interests." At the annual meeting held on November 12, 1985, the stockholders of Core-Tech, Inc. voted to change the name of the Company to Piezo Instruments, Inc. and expanded the purpose of the Company to include the design, development, and marketing of electrical and other devices. The Company was not successful in this endeavor and eventually ceased all attempts. In 1990, the Company was reinstated but remains dormant. Piezo Instruments, Inc., is considered to be a development stage company.

        Income Taxes

     The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting For Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. See Note C below.

        Net Loss Per Common Share

     Net loss per common share is based on the weighted average number of shares outstanding.

        Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B         Cash

     Cash is comprised of cash on hand or on deposit in banks. The Company has no cash as of December 31, 2001.

                                      PIEZO INSTRUMENTS, INC.
                                   Notes to Financial Statements
                                         December 31, 2001

NOTE C         Accounting for Income Taxes

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2021. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. For the years ended December 31, 2001 and 2000, the Company had no income tax expenses due to operating losses during those periods. Any deferred tax benefit arising from the operating losses carried forward, would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses. The Company has no timing differences.

Deferred tax assets                                Balance         Tax     Rate
--------------------------------------------------  -------   --------- --------
   Federal Loss carryforward (expires through 2021) $29,430      $4,415    15%
   State Loss carryforward (expires through 2016)    28,230       1,411     5%
   Valuation allowance                                           (5,826)
                                                            -----------
        Deferred tax asset                                           $0
                                                            ===========

     The allowance has increased $1,465 from $4,361 as of December 31, 2000. The amount shown on the balance sheet for income taxes payable represents the annual minimum franchise tax amount due to the State of Utah.


NOTE D         Liquidity

     The Company has accumulated losses since reinstatement totaling $29,430, has no assets and no operations at December 31, 2001. Financing for the Company's limited activities to date has been primarily provided by borrowing from a stockholder. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management is currently seeking a well-capitalized merger candidate in order to commence its operations. Should management be unsuccessful in its merger activities, it will have a material adverse effect on the Company.


NOTE E         Stockholder Loan

     Stockholders have paid expenses and taxes on behalf of the Company in the amount of $7,350 during the year ended December 31, 2001, $2,076 during the year ended December 31, 2000, and $19,904 in prior years. The Company has recorded a liability for these expenses to the stockholders. The unsecured loan bears no interest and is due on demand.

                                      PIEZO INSTRUMENTS, INC.
                                   Notes to Financial Statements
                                         December 31, 2001
NOTE F         Cancellation of Shares

     In May, 1999, the Company canceled 1,000,000 shares of common stock that had been issued as part of an exchange of securities with another corporation in 1986. The original transaction was voided when planned operations never materialized and the shares were returned to the Company. All weighted average number of shares amounts presented in this report have been restated to reflect the cancellation of these shares retroactive to the reinstatement date.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Mantyla, McReynolds & Associates, 5872 South 900 East, Suite 250, Salt Lake City, Utah 84121, has been retained as the Company's auditor for the past three years.

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


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
Gene Yamamoto         Director and       2002                **
                      President

Yujiro Yamamoto       Director and       1984             2002*
                      President

Ralph M. Wilkerson    Director and       1994                **
"Buck"                Secretary/
                      Treasurer

Valerie S. Keating    Director           1996                **



      * Mr. Yamaoto passed away during in early 2002.
     ** These persons presently serve in the capacities indicated.

Business Experience.
--------------------

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

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Yujiro        12/31/01    0     0     0     0      0     0   0
Yamamoto      12/31/00    0     0     0     0      0     0   0
President,
Director

Buck          12/31/01    0     0     0     0      0     0   0
Wilkerson     12/31/00    0     0     0     0      0     0   0
Secretary
Treasurer,
Director

Valerie       12/31/01    0     0     0     0      0     0   0
Keating,      12/31/00    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2001, 2000, or 1999, or the period ending on the date of this Report.

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


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------          --------
Gene Yamamoto               10,155,500                58%
1201 Via La Jolla
San Clements, CA 92672

Ralph M. Wilkerson*           3,871,000                22%
45 Dale Drive
Cody, WY 82414

Charles Taggart**             1,349,800                7.7%
P.O. Drawer 777
Salt Lake City, UT 84110
                              -------                  -----
                             15,376,300               87.7%

* Includes shares  beneficially held by Mr. Wilkerson in the name of "W-Group".

* Includes  shares  beneficially  held by Mr. Taggart in the name of "Wind River
Trust".

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the January 7, 2002:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------

Gene Yamamoto                10,155,500             58%
1201 Via La Jolla
San Clements, CA 92672

Ralph M. Wilkerson            3,871,000             22%
45 Dale Drive
Cody, WY 82414

Valerie S. Keating                  0                0
5141 S. Moormont Dr.
Salt Lake City, UT 84117

                              -------              ------
All directors and
executive officers           14,026,500             70%
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

                                       Piezo Instruments, Inc.



Date:  3/30/02                         /S/ RALPH WILKERSON
                                       Ralph Wilkerson
                                       Vice President, Secretary and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        Piezo Instruments, Inc.

Date: 3/30/02                           /S/ RALPH WILKERSON
                                        Ralph Wilkerson
                                        Vice President, Secretary and Director