Form 10KSB/A
period 2001-12-31
PIEZO INSTRUMENTS INC
filed 2002-06-10
CIK 1085402

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB/A



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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no established "public market" for shares of common stock of the Company. The Company's common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD") under the symbol "PIEZ". In any event, no assurance can be given that an established market for the Company's common stock will develop or be maintained.

     The National Quotation Bureau has provided the following closing bid and ask quotations on the Company's common stock:

                CLOSING BID             CLOSING ASK
2001            HIGH    LOW             HIGH    LOW

Nov. 20
(First Avail.)
Thru            .02     .01             NONE    NONE
Dec. 31

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

                                       Piezo Instruments, Inc.



Date:  6/6/02                          /S/ RALPH WILKERSON
                                       Ralph Wilkerson
                                       Vice President, Secretary and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        Piezo Instruments, Inc.

Date: 6/6/02                            /S/ RALPH WILKERSON
                                        Ralph Wilkerson
                                        Vice President, Secretary and Director