Form 10QSB
period 2002-06-30
PIEZO INSTRUMENTS INC
filed 2002-08-14
CIK 1085402

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

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

                                 August 1, 2002
                               Common Voting Stock
                                   17,500,000


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

                             PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

                                                        6/30/02      12/31/01
                                                       -----------   ----------
                                                       [Unaudited]
                               ASSETS
Assets
     Current Assets                                    $         0  $         0
                                                       -----------   ----------
     Cash                                                        0            0
                                                       -----------   ----------
        Total Assets                                   $         0  $         0
                                                       ===========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                           $    30,344  $    29,330
     Income Taxes Payable                                      100          100
     Accounts Payable                                            0            0
                                                       -----------   ----------
        Total Current Liabilities                           30,444       29,430

        Total Liabilities                                   30,444       29,430

Stockholders' Deficit:
     Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 17,500,000 shares                      17,500       17,500
     Additional paid-in capital                            109,200      109,200
     Deficit Accumulated Deficit Prior to Reactivation    (126,700)    (126,700)
     Deficit Accumulated During Development Stage          (30,444)     (29,430)
                                                       -----------   ----------
        Total Stockholders' Deficit                        (30,444)     (29,430)

                                                       -----------   ----------
        Total Liabilities and Stockholders'$Deficit    $         0  $         0
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

                             PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 2002 and 2001, and the Period from Reinstatement [August 17, 1990] through June 30, 2002

                                                  Three Months     Three Months       Six Months   Six Months     August 17, 1990
                                                     Ended            Ended            Ended          Ended            Through
                                                   06/30/2002       06/30/2001      06/30/2002     06/30/2001          06/30/02
                                                 ---------------  ---------------   ------------   ------------   ---------------
                                                  [Unaudited]      [Unaudited]       [Unaudited]   [Unaudited]       [Unaudited]
REVENUE
     Revenue from Operations                   $              0 $              0  $           0  $           0   $             0
                                                 ---------------  ---------------   ------------   ------------  ----------------
         Total Revenue                                        0                0              0              0                 0

General and Administrative Expenses                         105              500          1,014          2,833            29,244
                                                 ---------------  ---------------   ------------   ------------  ----------------

Net Income Before Taxes                                    (105)            (500)        (1,014)        (2,833)          (29,244)
                                                 ===============  ===============   ============   ============  ================

Income/Franchise Taxes                                        0                0              0              0             1,200

Net Loss                                                   (105)            (500)        (1,014)        (2,833)          (30,444)

Loss Per Share                                            (0.01)           (0.01)         (0.01)         (0.01)            (0.01)

Weighted Average Shares Outstanding                  17,500,000       17,500,000     17,500,000     17,500,000        17,500,000
                                                 ===============  ===============   ============   ============  ===============



                             PIEZO INSTRUMENTS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
      For the Three and Six Month Periods Ended June 30, 2002 and 2001 and
    for the Period from Reinstatement [August 17, 1990] through June 30, 2002

                                                       Three Months      Three Months       Six Months     Six Months     08/17/90
                                                           Ended             Ended            Ended          Ended         Through
                                                        06/30/2002        06/30/2001        06/30/2002     06/30/2001     06/30/02
                                                       --------------    --------------   --------------- ------------- -----------
                                                        [Unaudited]       [Unaudited]      [Unaudited]     [Unaudited]   [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------
  Net Loss                                           $          (105)  $          (500) $         (1,014) $     (2,833)  $  (30,444)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Issued stock to directors
    Increase/(Decrease) in loans from shareholder                105               500             1,014         2,833       30,444
                                                       --------------    --------------   ---------------   -----------  ----------

      Net Cash Used For Operating Activities                       0                 0                 0             0            0
                                                       ==============    ==============   ===============   ===========  ==========

Cash Flows Provided by Financing Activities                        0                 0                 0             0            0
---------------------------------------------------

      Net Increase In Cash                                         0                 0                 0             0            0

      Beginning Cash Balance                                       0                 0                 0             0            0

      Ending Cash Balance                            $             0   $             0  $              0  $          0  $         0
                                                       --------------    --------------   ---------------   ----------- -----------

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2002 or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     During the quarterly period ended June 30, 2002, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $105.

Liquidity.

     At June 30, 2002, the Company had total current assets of $0 and total liabilities of $30,444.

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


                              PIEZO INSTRUMENTS, INC.



Date: 8/14/02                   /S/ RALPH M. WILKERSON
                                Ralph M. Wilkerson
                                Secretary/Treasurer and Director