Form 10QSB
period 2002-09-30
PIEZO INSTRUMENTS INC
filed 2002-11-14
CIK 1085402

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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


           4685 South Highland Dr., Suite 202 Salt Lake City, UT 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801) 278-9424

                            5049 South Moormont Drive
                            Salt Lake City, UT 84117
         (Former name or Former Address, if changed since last Report)


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

                               November 6, 2002
                              Common Voting Stock
                                  35,500,000


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

                             PIEZO INSTRUMENTS, INC.
                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2002

                                                        9/30/02      12/31/01
                                                       -----------   ----------
                                                       [Unaudited]
                               ASSETS
Assets
     Current Assets                                    $         0  $         0
                                                       -----------   ----------
     Cash                                                        0            0
                                                       -----------   ----------
        Total Assets                                   $         0  $         0
                                                       ===========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                           $    30,344  $    29,330
     Accounts Payable                                            0            0
     Income Taxes Payable                                      100          100
                                                       -----------   ----------
        Total Current Liabilities                           30,444       29,430

        Total Liabilities                                   30,444       29,430

Stockholders' Deficit:
     Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 17,500,000 shares                      17,500       17,500
     Additional paid-in capital                            109,200      109,200
     Accumulated Deficit Prior to Reactivation            (126,700)    (126,700)
     Accumulated Deficit during development stage          (30,344)     (29,430)
                                                       -----------   ----------
        Total Stockholders' Deficit                        (30,444)     (29,430)

                                                       -----------   ----------
        Total Liabilities and Stockholders'$Deficit    $         0  $         0
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

                             PIEZO INSTRUMENTS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Periods Ended September 30, 2002 and 2001

                                              Three Months     Three Months       Nine Months      Nine Months    Development Stage
                                                 Ended            Ended             Ended            Ended          From 8/17/90
                                                9/30/02          9/30/01           9/30/02          9/30/01        Through 9/30/02
                                             --------------  --------------  ---------------      -------------   -----------------
                                                [Unaudited]    [Unaudited]     [Unaudited]         [Unaudited]       [Unaudited]
REVENUE
      Income                               $             0  $            0    $            0    $           0     $             0
                                             --------------   --------------   ---------------    ------------     ---------------
NET REVENUE                                              0               0                 0                0                   0

GENERAL AND ADMINISTRATIVE EXPENSES                      0           3,025             1,014            5,858              29,244
                                             --------------   --------------   ---------------    ------------     ---------------

NET INCOME BEFORE TAXES                    $             0  $       (3,025)  $        (1,014)          (5,858)            (29,244)
                                             ==============   ==============   ===============   =============     ===============
INCOME/FRANCHISE TAXES                                   0               0                 0                0               1,200

NET LOSS                                                 0          (3,025)           (1,014)          (5,858)            (30,444)

NET LOSS PER SHARE                         $         (0.01) $        (0.01)  $         (0.01)           (0.01)              (0.01)
                                             ==============   ==============   ================   ============     ===============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                   17,500,000      17,500,000         17,500,000       17,750,000          17,500,000
                                             ==============   ==============   ================   ============     ===============





                             PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
     For the Three and Nine Month Periods Ended September 30, 2002 and 2001


                                                    Three Months     Three Months     Nine Months    Nine Months   Development Stage
                                                       Ended             Ended           Ended          Ended         From 8/17/02
                                                      9/30/02           9/30/01         9/30/02        9/30/01      Through 9/30/02
                                                    --------------  --------------  ---------------  ------------- -----------------
                                                     [Unaudited]      [Unaudited]     [Unaudited]     [Unaudited]     [Unaudited]
Cash Flows Used For Operating Activities
----------------------------------------
  Net Loss                                          $            0  $       (3,025) $      (1,014)   $   (5,858)    $     (30,444)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Issued stock to directors                                     0               0              0             0                 0
   Increase/(Decrease) in loans from shareholder                 0           3,025          1,014         5,858            30,444
                                                      -------------     -----------  -------------   -----------     -------------
      Net Cash Used For Operating Activities        $            0    $          0  $           0             0                 0
                                                      =============     ===========  =============   ===========     =============

Cash Flows Provided by Financing Activities
-------------------------------------------

      Net Increase In Cash                                       0               0              0             0                 0

      Beginning Cash Balance                                     0               0              0             0                 0

      Ending Cash Balance                           $            0    $          0   $          0   $         0     $           0
                                                      =============     ============  ============   ===========      ============

NOTE:

     On November 5, 2002,  subsequent to the period covered by this report, Gene
Yamamoto, President and Director, Valerie Wilkerson, Vice President and Director and R.M. "Buck" Wilkerson, Secretary, Treasurer and Director resigned from their positions with the Company and in seriatum, appointed Thomas J. Howells and Travis T. Jenson as Director's of the Company. Thomas J. Howells and Travis T.
Jenson subsequently  appointed Kathleen Morrison to the Board of Directors.  The
Board of  Directors  then  appointed  Thomas J. Howells as  President,  Kathleen
Morrison as Vice President and Travis T. Jenson as Secretary.  Additionally, the
Company issued 18,000,000 shares of its "unregistered" and "restricted" common stock to Jenson Services, Inc., in exchange for $5,000.00


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2002, or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. If additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     During the quarterly period ended September 30, 2002, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $0.

Liquidity.

     At September 30, 2002, the Company had total current assets of $0 and total liabilities of $30,444.

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

Item 5.Other Information.
-------------------------

     On November 5, 2002, subsequent to the period covered by this report, Gene Yamamoto, President and Director, Valerie Wilkerson, Vice President and Director and R.M. "Buck" Wilkerson, Secretary, Treasurer and Director resigned from their positions with the Company and in seriatum, appointed Thomas J. Howells and Travis T. Jenson as Director's of the Company. Thomas J. Howells and Travis T. Jenson subsequently appointed Kathleen Morrison to the Board of Directors. The Board of Directors then appointed Thomas J. Howells as President, Kathleen Morrison as Vice President and Travis T. Jenson as Secretary. Additionally, the Company issued 18,000,000 shares of its "unregistered" and "restricted" common stock to Jenson Services, Inc., in exchange for $5,000.00

Item 6.Exhibits and Reports on Form 8-K.
----------------------------------------

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


                              PIEZO INSTRUMENTS, INC.



Date: 11/6/02                  /S/ Thomas J. Howells
                                Thomas J. Howells
                                President and Director



Date:  11/6/02                 /S/Travis T. Jenson
                                Travis T. Jenson
                                Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Piezo Instruments, Inc., (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Thomas J. Howells, President and Director and Travis T. Jenson, Secretary and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ Thomas J. Howells
President and Director
November 6, 2002



By/S/ Travis T. Jenson
Secretary and Director
November 6, 2002