Form 10KSB
period 2002-12-31
PIEZO INSTRUMENTS INC
filed 2003-03-26
CIK 1085402

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2002
     -------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                               -------------------
                                     0-26177


                             Piezo Instruments, Inc.
                             -----------------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                              87-0425275
           ----                                              ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                          4685 Highland Dr., Suite 202
                            Salt Lake City, UT 84117
                            ------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 278-9424


                              None; Not Applicable.
                              ---------------------
          (Former Name or Former Address, if changed since last Report)



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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:
                              December 31, 2002 - $0.


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 2002 - $2,123.7. There are approximately 2,123,700 shares of common voting stock of the Company held by non-affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.

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

                                 December 31, 2002
                                    35,500,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---


                                     PART I

Item 1.  Description of Business.
---------------------------------

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

     On November 5, 2002, pursuant to Unanimous Consent of the Company's Board of Directors, the Company resolved to issue 18,000,000 shares of the Company's "unregistered" and "restricted" $0.001 par value common stock to Jenson Services, Inc., a Utah corporation, in consideration of $5,000 being advanced to the Company to meet accounts payable obligations.

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

Sarbanes-Oxley Act.
-------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
---------------------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its Director, Thomas J. Howells, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
---------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

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


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     The Company's shares are traded on the OTC Bulletin Board under the symbol PIEZ, however, management does not expect any public market activity to develop unless and until the Company completes an acquisition or similar transaction.

Holders
-------

     The number of record holders of the Company's common stock as of March 15, 2002, is approximately 206.

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

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On November 5, 2002, pursuant to Unanimous Consent of the Company's Board of Directors, the Company resolved to issue 18,000,000 shares of the Company's "unregistered" and "restricted" $0.001 par value common stock to Jenson Services, Inc., a Utah corporation, in consideration of $5,000 being advanced to the Company to meet accounts payable obligations.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 2002 it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or in the last five years.

     At December 31, 2002, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
----------

None; Not Applicable.

Item 7.  Financial Statements.
------------------------------

Independent Auditors' Report

Balance Sheet -- December 31, 2002                        2

Statements of Stockholders' Equity/(Deficit) for the Period from Reinstatement [August 17, 1990] through December 31, 2002

Statements of Operations for the Years Ended December 31, 2002 and 2001, and for the Period from Reinstatement [August 17, 1990] through December 31, 2002

Statements of Cash Flows for the Years Ended December 31, 2002 and 2001, and for the Period from Reinstatement [August 17, 1990] through December 31, 2002

Notes to Financial Statements

                             PIEZO INSTRUMENTS, INC.
                          [A Development Stage Company]

                              FINANCIAL STATEMENTS

                                December 31, 2002

                       [WITH INDEPENDENT AUDITORS' REPORT]



                             PIEZO INSTRUMENTS, INC.
                          [A Development Stage Company]

                                Table of Contents

                                                                                     Page

Independent Auditors' Report                                                          1

Balance Sheet -- December 31, 2002                                                    2

Statements of Stockholders' Equity/(Deficit) for the Period from Reinstatement
[August 17, 1990] through December 31, 2002                                           3

Statements of Operations for the Years Ended December 31, 2002 and 2001, and for
the Period from Reinstatement [August 17, 1990] through December 31, 2002             4

Statements of Cash Flows for the Years Ended December 31, 2002 and  2001, and
for the Period from Reinstatement [August 17, 1990] through December 31, 2002         5

Notes to Financial Statements                                                       6 -- 8


                          INDEPENDENT AUDITORS REPORT




Board of Directors and Stockholders
PIEZO INSTRUMENTS, INC.
Salt Lake City, Utah

     We have audited the accompanying balance sheet of Piezo Instruments, Inc. [a development stage company] as of December 31, 2002, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 31, 2002 and 2001, and for the period from reinstatement [August 17, 1990] through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Piezo Instruments, Inc., as of December 31, 2002, and the results of operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from reinstatement [August 17, 1990] through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial Itatements have been prepared assuming that Piezo Instruments, Inc. will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses from reinstatement and presently has no prospects for commencing operations or generating revenue. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                                              Mantyla McReynolds
March 21, 2003
Salt Lake City, Utah



                                              PIEZO INSTRUMENTS, INC.
                                           [A Development Stage Company]
                                                  Balance Sheet
                                                 December 31, 2002


ASSETS

      Total Current Assets                                                                         $                  0
                                                                                                   ---------------------
                             Total Assets                                                          $                  0
                                                                                                   =====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Franchise taxes payable - Notes A & C                                                            $                100
  Payable to shareholders - Note E                                                                               27,868
                                                                                                   ---------------------
      Total Current Liabilities                                                                                  27,968
           Total Liabilities                                                                                     27,968


Stockholders' Deficit:
  Capital stock - 50,000,000 shares authorized at $0.001
     par; 35,500,000 shares issued and outstanding - Note F                                                      35,500
  Additional paid-in capital                                                                                     96,200
  Accumulated deficit prior to development stage                                                               (126,700)
  Deficit accumulated during the development stage                                                              (32,968)
                                                                                                   ---------------------
                       Total Stockholders' Deficit                                                              (27,968)
                                                                                                   ---------------------
               Total Liabilities and Stockholders' Deficit                                         $                  0
                                                                                                   =====================



                                  See accompanying notes to financial statements



                                              PIEZO INSTRUMENTS, INC.
                                           [A Development Stage Company]
                                   Statements of Stockholders' Equity/(Deficit)
                   For the Period from Reinstatement [August 17, 1990] through December 31, 2002

                                                                               Additional                                Total
                                            Number of         Common            Paid-in            Accumulated       Stockholders'
                                             Shares            Stock            Capital              Deficit       Equity/(Deficit)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, August 17, 1990                      18,500,000 $         18,500  $         108,200  $          (126,700) $              0
Net loss for the year ended December 31, 1990                                                                (110)             (110)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 1990                    18,500,000            18,500            108,200            (126,810)             (110)
Net loss for the year ended December 31, 1991                                                                (110)             (110)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 1991                    18,500,000            18,500            108,200            (126,920)             (220)
Net loss for the year ended December 31, 1992                                                                (110)             (110)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 1992                    18,500,000            18,500            108,200            (127,030)             (330)
Net loss for the year ended December 31, 1993                                                                (110)             (110)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 1993                    18,500,000            18,500            108,200            (127,140)             (440)
Net loss for the year ended December 31, 1994                                                                (110)             (110)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 1994                    18,500,000            18,500            108,200            (127,250)             (550)
Net loss for the year ended December 31, 1995                                                                (110)             (110)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 1995                    18,500,000            18,500            108,200            (127,360)             (660)
Net loss for the year ended December 31, 1996                                                                (110)             (110)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 1996                    18,500,000            18,500            108,200            (127,470)             (770)
Net loss for the year ended December 31, 1997                                                                (110)             (110)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 1997                    18,500,000            18,500            108,200            (127,580)             (880)
Net loss for the year ended December 31, 1998                                                                (110)             (110)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 1998                    18,500,000            18,500            108,200            (127,690)             (990)
Cancellation of shares                       (1,000,000)           (1,000)              1,000                                      0
Net loss for the year ended December 31, 1999                                                             (19,014)          (19,014)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 1999                    17,500,000            17,500            109,200            (146,704)          (20,004)
Net loss for the year ended December 31, 2000                                                              (2,076)           (2,076)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 2000                    17,500,000            17,500            109,200            (148,780)          (22,080)
Net loss for the year ended December 31, 2001                                                              (7,350)           (7,350)
                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 2001                    17,500,000            17,500            109,200            (156,130)          (29,430)
Shares issued in consideration of shareholder 18,000,000            18,000           (13,000)                                  5,000
Net loss for the year ended December 31, 2002                                                              (3,538)           (3,538)

                                         --------------- ----------------- ------------------ -------------------- -----------------
Balance, December 31, 2002                    35,500,000 $         35,500  $          96,200   $         (159,668) $        (27,968)
                                         =============== ================= ================== ==================== =================

                                      See accompanying notes to financial statements

                                                             3

                                                  PIEZO INSTRUMENTS, INC.
                                               [A Development Stage Company]
                                                 Statements of Operations
                                    For the Years Ended December 31, 2002 and 2001, and
                       for the Period from Reinstatement [August 17, 1990] through December 31, 2002


                                                                                                                 August 17,
                                                                                                                   1990
                                                                                                                  through
                                                                                                                 December
                                                                     2002                   2001                 31, 2002
                                                               ----------------      ------------------      -----------------
Revenues                                                 $                   0   $                   0  $                   0

General & Administrative Expenses                                        3,438                   7,250                 31,668
                                                               ----------------      ------------------      -----------------

                    Operating Loss                                      (3,438)                 (7,250)               (31,668)

                                                               ----------------      ------------------      -----------------
             Net Loss Before Income Taxes                               (3,438)                 (7,250)               (31,668)

Provision for Income/Franchise Taxes                                       100                     100                  1,300
                                                               ----------------      ------------------      -----------------

Net Loss                                                 $              (3,538)  $              (7,350) $             (32,968)
                                                               ================      ==================      =================


Loss Per Share                                           $                (.01)  $                (.01) $                (.01)
                                                               ================      ==================      =================

Weighted Average Shares Outstanding                                 20,261,644              17,500,000             17,723,058
                                                               ================      ==================      =================

                                      See accompanying notes to financial statements

                                                             4


                                                PIEZO INSTRUMENTS, INC.
                                             [A Development Stage Company]
                                               Statements of Cash Flows
                                  For the Years Ended December 31, 2002 and 2001, and
                     for the Period from Reinstatement [August 17, 1990] through December 31, 2002

                                                                                                                  August 17,
                                                                                                                     1990
                                                                                                                   Through
                                                                                                                   December
                                                                            2002                 2001              31, 2002
                                                                       ---------------      --------------     ----------------
Cash Flows from Operating Activities
Net Loss                                                               $       (3,538)      $       (7,350)    $        (32,968)
Adjustments to reconcile net income to net cash provided
by operating activities:
     Stock issued for expenses                                                   5,000                   0                5,000
     Change in shareholder loan                                                 (1,462)              7,350               27,868
     Increase in current liabilities                                                 0                   0                  100
                                                                       ---------------      --------------     ----------------
             Net Cash Used for Operating Activities                                  0                   0                    0


                 Net Increase/(Decrease) in Cash                                     0                   0                    0

Beginning Cash Balance                                                               0                   0                    0
                                                                       ---------------      --------------     ----------------

Ending Cash Balance                                                    $             0      $            0     $              0
                                                                       ===============      ==============     ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                               $             0      $            0     $              0
  Cash paid during the year for income taxes                           $             0      $            0     $              0
  Stock issued to reduce debt                                          $         5,000      $            0     $          5,000



                                    See accompanying notes to financial statements

                                                           5

                                                PIEZO INSTRUMENTS, INC.
                                             Notes to Financial Statements
                                                   December 31, 2002

NOTE A            Summary of Significant Accounting Policies

         Company Background

     The Company originally incorporated under the laws of the State of Utah on April 10, 1984 using the name Core-Tech, Inc., to engage in various activities in the natural resources industry. On October 15, 1985 the Company entered into an agreement and plan of reorganization whereby Core-Tech, Inc. would acquire 100% of all outstanding shares of Piezo Instruments, Inc., a Utah Corporation. Core- Tech, Inc. issued 14,800,000 shares of $.001 par value stock to the shareholders of Piezo Instruments, Inc. The acquisition of Piezo Instruments, Inc. by Core-Tech, Inc. was considered a "pooling of interests." At the annual meeting held on November 12, 1985, the stockholders of Core-Tech, Inc. voted to change the name of the Company to Piezo Instruments, Inc. and expanded the purpose of the Company to include the design, development, and marketing of electrical and other devices. The Company was not successful in this endeavor and eventually ceased all attempts. In 1990, the Company was reinstated but remains dormant. Piezo Instruments, Inc., is considered to be a development stage company.

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


NOTE B            Cash

     Cash is comprised of cash on hand or on deposit in banks. The Company has no cash as of December 31, 2002.

                                                PIEZO INSTRUMENTS, INC.
                                             Notes to Financial Statements
                                                   December 31, 2002

NOTE C            Accounting for Income Taxes

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2022. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. For the years ended December 31, 2002 and 2001, the Company had no income tax expenses, except for the minimum franchise tax, due to operating losses during those periods. Any deferred tax benefit arising from the operating losses carried forward, would be offset entirely by a valuation allowance since it is not likely that the Company will be sufficiently profitable in the future to take advantage of the losses. The Company has no other timing differences.


Deferred tax assets                                                Balance            Tax       Rate
------------------------------------------------------------- ------------------ -------------- ------------
   Federal Loss carryforward (expires through 2022)                      $32,968         $4,945 15%
   State Loss carryforward (expires through 2017)                         31,668          1,458 5%
   Valuation allowance                                                                  (6,403)
                                                                                 --------------
        Deferred tax asset                                                                   $0
                                                                                 ==============


     The allowance has increased $577 from $5,826 as of December 31, 2001. The amount shown on the balance sheet for income taxes payable represents the annual minimum franchise tax amount due to the State of Utah.


NOTE D            Liquidity

     The Company has accumulated losses since reinstatement totaling $32,968, has no assets and no revenue generating operations at December 31, 2002. Financing for the Company's limited activities to date has been primarily provided by borrowing from a stockholder. The Company's ability to achieve a level of profitable operations and/or additional financing impacts the Company's ability to continue as it is presently organized. Management is currently seeking a well-capitalized merger candidate in order to commence its operations. Should management be unsuccessful in its merger activities, it will have a material adverse effect on the Company.

                                                PIEZO INSTRUMENTS, INC.
                                             Notes to Financial Statements
                                                   December 31, 2002

NOTE E            Stockholder Loan

     Stockholders have paid expenses and taxes on behalf of the Company in the amount of $3,538 during the year ended December 31, 2002, $7,350 during the year ended December 31, 2001, and $22,080 in prior years. The Company has recorded a liability for these expenses to the stockholders. The unsecured loan bears no interest and is due on demand.

     In November 2002, the Company issued 18,000,000 shares of "unregistered" and "restricted" common stock to the shareholder in consideration of $5,000 debt incurred for paying expenses on behalf of the Company.


NOTE F            Stockholders' Equity(Deficit)

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

     In November 2002, the Company issued 18,000,000 shares of "unregistered" and "restricted" common stock for settlement of debt valued at $5,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     Mantyla, McReynolds & Associates, 5872 South 900 East, Suite 250, Salt Lake City, Utah 84121, has been retained as the Company's auditor for the past four years. During that period, there has been no disagreements between the Company and its auditors.


                                    PART III


Identification of Directors and Executive Officers.
---------------------------------------------------

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


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

Thomas J. Howells     Director and
                      President       11/5/02               **

Kathleen Morrison     Vice President
                      and Director    11/5/02               **

Travis T. Jenson      Secretary,
                      Treasurer and
                      Director        11/5/02               **

Gene Yamamoto         Director and       2002             11/5/02
                      President

Yujiro Yamamoto       Director and       1984             2002*
                      President

Ralph M. Wilkerson    Director and       1994             11/5/02
"Buck"                Secretary/
                      Treasurer

Valerie S. Keating    Director           1996             11/5/02



      * Mr. Yamaoto passed away in early 2002.
     ** These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Thomas J. Howells, President and a director is 30 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a Bachelor of Arts degree in 1993. Currently, Mr. Howells is pursueing his MBA from Westminster College of Salt Lake City. Mr. Howells has been working as an investment consultant with Jenson Services, Inc., a Utah corporation, which is a consultant to and majority stockholder of the Company, since 1996.

     Kathleen L. Morrison, Vice President and Director. For the past 9 years, she has been the office manager for two persons, one of which is Jenson Services, Inc., which is a consultant to and a majority stockholder of the Company. For seven years, she was the editor of "Super Group" a vertical market computer magazine targeting HP3000 users. Mrs. Morrison received a B.A. degree from Colorado State University in 1978.

     Travis T. Jenson, Secretary, Treasurer and director is 30 years of age. Mr. Jenson graduated from Westminster College of Salt Lake City, Utah, with a Bachelor of Science degree in 1995. Mr. Jenson has been working as an investment consultant with Jenson Services, Inc., a Utah corporation, which is a consultant to and majority stockholder of the Company, since 1996.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     Form 3's have been filed for the Officers and Directors as well as the 10% shareholder of the Company.

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------

Thomas J.
Howells       12/31/02    0     0     0     0      0     0   0
President,
Director

Kathleen
Morrison      12/31/02    0     0     0     0      0     0   0
Vice Pres.,
and Director

Travis T.
Jenson        12/31/02    0     0     0     0      0     0   0
Sec., Tres.,
and Director

Gene          12/31/02    0     0     0     0      0     0   0
Yamamoto
President,
Director

Yujiro        12/31/02    0     0     0     0      0     0   0
Yamamoto      12/31/01    0     0     0     0      0     0   0
President,    12/31/00    0     0     0     0      0     0   0
Director

Buck          12/31/02    0     0     0     0      0     0   0
Wilkerson     12/31/01    0     0     0     0      0     0   0
Secretary     12/31/02    0     0     0     0      0     0   0
Treasurer,
Director

Valerie       12/31/02    0     0     0     0      0     0   0
Keating,      12/31/01    0     0     0     0      0     0   0
Director      12/31/00    0     0     0     0      0     0   0


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2002, 2001, or 2000, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of February 26, 2002, with the computations being based upon 35,500,000 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------          --------
Jenson Services, Inc*        18,000,000                 51%
4685 Highland Dr.
Suite 202
Salt Lake City, UT  84117

Aldophina Yamamoto           10,155,500                 29%
1201 Via La Jolla
San Clements, CA 92672

Ralph M. Wilkerson**          3,871,000                 11%
45 Dale Drive
Cody, WY 82414

                             -------                  -----
                             33,376,300                 91%

     *Mr. Duane S.Jenson may be deemed beneficial owner of these shares due to his relationship with Jenson Services, Inc. Mr. Jenson is owner and CEO of Jenson Services, Inc.

     ** Includes shares beneficially held by Mr. Wilkerson in the name of "W-Group".


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the February 26, 2002, with the computations being based upon 35,500,000 shares of common stock being outstanding.

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class
----------------     -------------------------     --------

Thomas J. Howells              0                       0
8495 Terrace Dr.
Sandy, UT  84018

Kathleen Morrison              0                       0
13123 Ptarmigan Gate
Draper, UT  84020

Travis T. Jenson               0                       0
8842 Highfield Rd.
Park City, UT
84098

                              -------              ------
All directors and
executive officers             0                       0
as a group (3 persons)

Changes in Control.
-------------------

     On November 5, 2002, pursuant to Unanimous Consent of the Company's Board of Directors, the Company resolved to issue 18,000,000 shares of the Company's "unregistered" and "restricted" $0.001 par value common stock to Jenson Services, Inc., a Utah corporation, in consideration of $5,000 being advanced to the Company to meet accounts payable obligations.

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K
-------------------

     None; Not Applicable.

Exhibits.
---------

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

                                       Piezo Instruments, Inc.



Date: 3/25/03                           By/S/ Thomas J. Howells
                                        Thomas J. Howells
                                        President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        Piezo Instruments, Inc.

Date: 3/25/03                           By/S/ Thomas J. Howells
                                        Thomas J. Howells
                                        President and Director



Date: 3/25/03                           By/S/ Travis T. Jenson
                                        Travis T. Jenson
                                        Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Thomas  J.  Howells,   President  of  Piezo   Instruments,   Inc.  (the
"Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Dated:  3/25/03                 Signature:  By/S/ Thomas J. Howells
        -----------------                 --------------
                                          Thomas J. Howells
                                          President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Travis T. Jenson, Secretary/Treasurer of Piezo Instruments, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c)  presented  in  this  Annual  Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  3/25/03                      Signature: By/S/ Travis T. Jenson
        -----------------                       -----------------
                                                Travis T. Jenson
                                                Secretary/Tresurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Piezo Instruments, Inc. (the "Registrant") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Thomas J. Howells, President and director and Travis T. Jenson, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/ Thomas J. Howells
-----------------
Thomas J. Howells
President and Director



By/S/ Travis T. Jenson
-----------------
Travis T. Jenson
Secretary, Treasurer and Director