Form 10QSB
period 2003-03-31
PIEZO INSTRUMENTS INC
filed 2003-05-12
CIK 1085402

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


                         Commission File No. 0-26177
                         ---------------------------

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


           4685 South Highland Dr., Suite 202 Salt Lake City, UT 84117
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                                April 29, 2003
                              Common Voting Stock
                                  35,500,000


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


                             PIEZO INSTRUMENTS, INC.
                                  BALANCE SHEET
                                 March 31, 2003


                                                             3/31/2003        12/31/2002
                                                            [Unaudited]
                                                            -----------       ----------
                                  ASSETS

      Total Current Assets                               $             0   $             0
                                                            ------------      ------------
          Total Assets                                   $             0   $             0
                                                            ============      ============

                            LIABILITIES & EQUITY

Current Liabilities:
      Accounts Payable                                   $             0   $             0
      Income Taxes Payable                                           100               100
      Loans from stockholders                                     29,155            27,868
                                                            ------------      ------------
          Total Liabilities                                       29,255            27,968
                                                            ============      ============
Stockholders' Deficit:

      Capital Stock--50,000,000 shares authorized
          having a par value of $.001 per share; 35,500,000
          shares issued and outstanding                           35,500            35,500
      Additional Paid-in Capital                                  96,200            96,200
      Deficit accumulated prior to reactivation                 (126,700)         (126,700)
      Deficit accumulated during development stage               (34,255)          (32,968)

          Total Stockholders' Deficit                            (29,255)          (27,968)
                                                            -------------     -------------
          Total Liabilities and Stockholders' Deficit                  0                 0
                                                            =============     =============


                             PIEZO INSTRUMENTS, INC.
                            STATEMENTS OF OPERATIONS
            For the Three Month Period Ended March 31, 2003 and 2002


                                                  Three Months      Three Months    August 17, 1990
                                                     Ended             Ended            through
                                                   3/31/2003         3/31/2002         3/31/2003
                                                  [Unaudited]       [Unaudited]
                                                  -----------       -----------      ------------
REVENUE
     Revenue from Operations                   $              0  $              0  $            0
                                                  -------------     -------------    ------------
         Total Revenue                                        0                 0               0
                                                  =============     =============    ============
General and Administrative Expenses                       1,287               909          32,955

Net Income Before Taxes                                  (1,287)             (909)        (32,955)
                                                  -------------     -------------    ------------
Income/Franchise Taxes                                        0                 0  $        1,300
                                                  -------------     -------------    ------------
Net Loss                                                 (1,287)             (909)        (34,255)
                                                  =============     =============    ============
Loss Per Share                                            (0.01)            (0.01)          (0.01)
                                                  =============     =============    ============
Weighted Average Shares Outstanding                  35,500,000        17,500,000      18,070,189
                                                  =============     =============    ============

                             PIEZO INSTRUMENTS, INC.
                            STATEMENTS OF CASH FLOWS
            For the Three Month Period Ended March 31, 2003 and 2002

                                                       Three Months      Three Months    August 17, 2003
                                                           Ended             Ended          through
                                                        3/31/2003         3/31/2002        3/31/2003
                                                       [Unaudited]       [Unaudited]
                                                       -----------       -----------       ----------
Cash Flows Used For Operating Activities

  Net Loss                                           $        (1,287)  $          (909)  $    (34,255)
                                                       -------------     -------------     ----------
  Adjustments to reconcile net loss to net cash
    used in operating activities:

    Issued stock to directors
    Increase/(Decrease) in accounts payable                        0                 0          5,000
    Increase/(Decrease) in loans from shareholder              1,287               909          1,000
      Net Cash Used For Operating Activities                       0                 0         29,155
                                                       -------------     -------------     ----------
Cash Flows Provided by Financing Activities                        0                 0              0
                                                       -------------     -------------     ----------
      Net Increase In Cash                                         0                 0              0
                                                       -------------     -------------     ----------
      Beginning Cash Balance                                       0                 0              0
                                                       -------------     -------------     ----------
      Ending Cash Balance                          $               0 $               0              0
                                                       =============     =============     ==========


Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2003, or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     During the quarterly period ended March 31, 2003, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $1,287.

Liquidity.

     At March 31, 2003, the Company had total current assets of $0 and total liabilities of $29,255.

Controls and Procedures.

     An  evaluation   was  performed   under  the   supervision   and  with  the
participation of the Company's management, including the President and Treasurer, regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the President and Treasurer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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


                              PIEZO INSTRUMENTS, INC.



Date:  5-12-03                  By/S/ Thomas J. Howells
                                Thomas J. Howells
                                President and Director



Date:  5-12-03                  By/S/ Travis T. Jenson
                                Travis T. Jenson
                                Secretary and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Thomas J. Howells, President and Director of Piezo Instruments, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Piezo Instruments, Inc.

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  5-12-03                    Signature:  By/S/Thomas J. Howells
                                               ---------------------------
                                               Thomas J. Howells
                                               President and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Travis  T.  Jenson,   Secretary,   Treasurer   and  Director  of  Piezo
Instruments, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Piezo Instruments, Inc.

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  5-12-03                    Signature:  By/S/ Travis T. Jenson
                                               ---------------------
                                               Travis T. Jenson
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Piezo Instruments, Inc., (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Thomas J. Howells, President and Director and Travis T. Jenson, Secretary, Treasurer and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Thomas J. Howells
-------------------------------
Thomas J. Howells
President and Director
Dated this ___ day of May, 2003.


By/S/ Travis T. Jenson
-------------------------------
Travis T. Jenson
Secretary and Director
Dated this ___ Day of May, 2003.