Form 10QSB
period 2003-06-30
PIEZO INSTRUMENTS INC
filed 2003-07-16
CIK 1085402

U. S. Securities and Exchange Commission
                          Washington, D. C.  20549


                                 FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June  30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------


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

None; not Applicable.

     (APPLICABLE  ONLY  TO  CORPORATE  ISSUERS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                July  11, 2003
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

                             PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                                 BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

                                                        6/30/03      12/31/02
                                                       -----------   ----------
                                                       [Unaudited]
                               ASSETS
Assets
     Current Assets                                    $         0  $         0
                                                       -----------   ----------
     Cash                                                        0            0
                                                       -----------   ----------
        Total Assets                                   $         0  $         0
                                                       ===========   ==========

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                           $    30,644  $    27,868
     Income Taxes Payable                                        0          100
     Accounts Payable                                            0            0
                                                       -----------   ----------
        Total Current Liabilities                           30,644       27,968

        Total Liabilities                                   30,644       27,968

Stockholders' Deficit:
     Common Stock, $.001 par value;
        authorized 50,000,000 shares; issued and
        outstanding, 35,500,000 shares                      35,500       35,500
     Additional paid-in capital                             96,200       96,200
     Deficit Accumulated Deficit Prior to Reactivation    (126,700)    (126,700)
     Deficit Accumulated During Development Stage          (35,644)     (32,968)
                                                       -----------   ----------
        Total Stockholders' Deficit                        (30,644)     (27,968)

                                                       -----------   ----------
        Total Liabilities and Stockholders'$Deficit    $         0  $         0
                                                       ===========   ==========



     NOTE TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2002 balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

                             PIEZO INSTRUMENTS, INC.
                         [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 2003 and 2002, and the Period from Reinstatement [August 17, 1990] through June 30, 2003

                                                  Three Months     Three Months       Six Months   Six Months     August 17, 1990
                                                     Ended            Ended            Ended          Ended            Through
                                                   06/30/2003       06/30/2002      06/30/2003     06/30/2002          06/30/03
                                                 ---------------  ---------------   ------------   ------------   ---------------
                                                  [Unaudited]      [Unaudited]       [Unaudited]   [Unaudited]       [Unaudited]
REVENUE
     Revenue from Operations                   $              0 $              0  $           0  $           0   $             0
                                                 ---------------  ---------------   ------------   ------------  ----------------
         Total Revenue                                        0                0              0              0                 0

General and Administrative Expenses                       1,389               105          2,676          1,014            34,344
                                                 ---------------  ---------------   ------------   ------------  ----------------

Net Income Before Taxes                                  (1,389)            (105)        (2,676)        (1,014)          (34,344)
                                                 ===============  ===============   ============   ============  ================

Income/Franchise Taxes                                        0                0              0              0             1,300

Net Loss                                                 (1,389)            (105)        (2,676)        (1,014)          (35,644)

Loss Per Share                                            (0.01)           (0.01)         (0.01)         (0.01)            (0.01)

Weighted Average Shares Outstanding                  35,500,000       17,500,000     35,500,000     17,500,000        19,878,475
                                                 ===============  ===============   ============   ============  ===============



                             PIEZO INSTRUMENTS, INC.
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
      For the Three and Six Month Periods Ended June 30, 2003 and 2002 and
    for the Period from Reinstatement [August 17, 1990] through June 30, 2003

                                                       Three Months      Three Months       Six Months     Six Months     08/17/90
                                                           Ended             Ended            Ended          Ended         Through
                                                        06/30/2003        06/30/2002        06/30/2003     06/30/2002     06/30/03
                                                       --------------    --------------   --------------- ------------- -----------
                                                        [Unaudited]       [Unaudited]      [Unaudited]     [Unaudited]   [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------
  Net Loss                                           $        (1,389)  $          (105) $         (2,676) $     (1,014)  $  (35,644)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Decrease in Taxes Payable                                   (100)                0              (100)            0            0
    Issued stock                                                   0                 0                 0             0        5,000
    Increase/(Decrease) in loans from shareholder              1,489               105             2,776         1,014       30,644
                                                       --------------    --------------   ---------------   -----------  ----------

      Net Cash Used For Operating Activities                       0                 0                 0             0            0
                                                       ==============    ==============   ===============   ===========  ==========

Cash Flows Provided by Financing Activities                        0                 0                 0             0            0
---------------------------------------------------

      Net Increase In Cash                                         0                 0                 0             0            0

      Beginning Cash Balance                                       0                 0                 0             0            0

      Ending Cash Balance                            $             0   $             0  $              0  $          0  $         0
                                                       --------------    --------------   ---------------   ----------- -----------

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2003, or for the past twelve calendar years. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     During the quarterly period ended June 30, 2003, the Company had no business operations. During this period, the Company received total revenues of $0 and had a loss of $1,389.

Liquidity.

     At June 30, 2003, the Company had total current assets of $0 and total liabilities of $30,644.

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.
-------------------------

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


                              PIEZO INSTRUMENTS, INC.



Date: 7-16-03                   By/S/ Thomas J. Howells
                                Thomas J. Howells
                                President and Director



Date: 7-16-03                   By/S/ Travis T. Jenson
                                Travis T. Jenson
                                Secretary and Director

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



Dated: 7-16-03                     Signature:  By/S/ Thomas J. Howells
                                               ---------------------------
                                               Thomas J. Howells
                                               President and Director

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



Dated: 7-16-03                     Signature:  By/S/ Travis T. Jenson
                                               ---------------------
                                               Travis T. Jenson
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Piezo Instruments, Inc., (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Thomas J. Howells, President and Director and Travis T. Jenson, Secretary, Treasurer and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Thomas J. Howells
-------------------------------
Thomas J. Howells
President and Director
Dated this 16th day of July, 2003.


By/S/ Travis T. Jenson
-------------------------------
Travis T. Jenson
Secretary and Director
Dated this 16th Day of July, 2003.