Form 10QSB
period 2003-09-30
OMNI MEDICAL HOLDINGS INC
filed 2003-11-20
CIK 1085402

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 0-26177


                        OMNI MEDICAL HOLDINGS, INC.
              (Name of Small Business Issuer in its Charter)
              ----------------------------------------------

              UTAH                                        87-0425275
              ----                                        ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
    incorporation or organization)

                        1107 Mt. Rushmore Road, Suite 2
                        Rapid City, South Dakota 57701
                        -------------------------------
                   (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (605) 718-0380

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

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            September 30, 2003

                                10,760,840
                                ----------

                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
-------------------------------

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                   Omni Medical Holdings, Inc.
               Unaudited Consolidated Balance Sheet

                                                           September 30,
                                                               2003
ASSETS
  Current assets:
     Cash and cash equivalents                              $    27,912
     Accounts receivable, net, including unbilled amounts
     of approximately, $123,000                                 230,215
     Prepaid expenses                                             6,654
                                                            -----------
          Total current assets                                  264,781
                                                            -----------
  Property and equipment, net                                   214,695
  Deferred financing costs                                       25,000
  Goodwill                                                       36,000
  Intangible assets                                             314,114
                                                            -----------
                                                            $   854,590
                                                            ===========

LIABILITIES
  Current liabilities:
     Trade accounts payable                                 $    85,837
     Accrued expenses                                            36,446
     Notes payable, current portion                             473,991
                                                            -----------
          Total current liabilities                             596,274
  Notes payable, net of current portion                         147,228
                                                       -----------
          Total liabilities                                     743,502
                                                            -----------
Minority interest                                                20,482

SHAREHOLDERS' EQUITY
  Common stock, par value $0.001 per share; authorized
  50,000,000; issued and outstanding, 10,760,849 shares          10,761
  Common stock to be issued, 4,146,872                            4,147
  Capital in excess of par value                              1,629,005
  Deferred compensation expense                                 (35,105)
  Accumulated deficit                                        (1,518,202)
                                                            -----------
          Total stockholders' equity                             90,606
                                                            -----------
                                                            $   854,590
                                                            ===========
See notes to consolidated financial statements.

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statements of Operations

                                Three Months Ended      Six Months Ended
                                  September 30,          September 30,
                                 2003         2002     2003        2002
Revenue                            $  299,559   $  43,027 $ 379,839 $  43,027

Cost of sales                          199,485      17,619   204,474   17,619
                                   ----------   --------- ---------  --------
Gross operating profit                 100,074      25,408   175,365   25,408

General and administrative expenses    230,005      63,020   312,949   63,020
                                   ----------   --------- ---------  --------
Loss from operations                  (129,931)    (37,612) (137,584) (37,612)

Other income (expense):
  Interest income                            -         226       260      226
  Interest expense                     (11,673)     (2,164)  (17,978)  (2,164)
                                   ----------   --------- ---------  --------
     Total other income                (11,673)     (1,938)  (17,718)  (1,938)

Loss from continuing operations
before minority interest              (141,604)    (39,550) (155,302) (39,550)

Minority interest                        3,402           -     3,402        -
                                   ----------   --------- ---------  --------
Loss from continuing operations       (138,202)    (39,550) (151,900) (39,550)

Loss from discontinued operations            -     (14,913)  (33,736) (44,767)
                                   ----------   --------- ---------  --------
Net loss                           $ (138,202)  $ (54,463)$(185,636)$ (84,317)
                                   ==========   ========= =========  ========
Loss per share basic and diluted:
Continuing operations               $    (0.01)  $      (a)$   (0.01)$     (a)
Discontinued operations                      -          (a)       (a)      (a)
                                   ----------   --------- ---------  --------
                                   $    (0.01)  $      (a)$   (0.01) $     (a)
                                   ==========   ========= =========  ========
Weighted average number of common
shares outstanding                13,457,914  19,971,427 14,420,323 19,709,802
                                  ==========  ========== ========== ==========
See notes to consolidated financial statements.

(a)  Less than $0.01 per share.

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statements of Cash Flows

                                             Six Months Ended
                                                September 30,
                                             ----------------
                                            2003             2002
Loss from continuing operations              $ (151,900)         $  (39,550)
Adjustments to reconcile net loss to net cash
used in continuing operations:
  Stock-based compensation expense               14,799              13,334
  Depreciation and amortization                  36,688                   -
  Minority interest                              (3,402)                  -
Changes in operating assets and liabilities, net
of effects of business acquisition:
  Accounts receivable                           (41,415)            (57,986)
  Prepaid expenses                               (6,654)                  -
  Accounts payable                               38,739             (71,953)
  Accrued expenses                               24,740              (7,855)
                                             ----------          ----------
    Net cash used in continuing operations      (88,405)           (164,010)
                                             ----------          ----------
    Net cash used in discontinuing operations   (32,905)            (39,783)
                                             ----------          ----------
    Net cash used in operating activities      (121,310)           (203,793)
                                             ----------          ----------

Cash flows from investing activities:
  Purchase of property and equipment             (5,687)            (45,270)
  Payment for disposition of subsidiary, net    (28,737)                  -
  Payment for purchase of business             (150,000)            (65,000)
                                             ----------           ---------
    Net cash used in investing activities      (184,424)           (110,270)
                                             ----------           ---------
Cash flows from financing activities:
  Deferred financing costs                      (25,000)                  -
  Payments of notes payable                     (19,695)            (19,867)
  Proceeds from issuance of debt                 75,378             125,000
  Proceeds from issuance of common stock         45,000             597,500
                                             ----------           ---------
    Net cash provided by financing activities    75,683             702,633
                                             ----------           ---------
(Decrease) increase in cash and cash
equivalents                                    (230,051)            388,570

Cash and cash equivalents:
  Beginning of period                           257,963               9,344
                                             ----------           ---------
  End of period                              $   27,912           $ 397,914

Supplemental disclosure of cash flow information:

     Cash paid for interest for continuing
     operations                              $    9,891           $   2,164
                                             ==========           =========
     Cash paid for interest for discontinued
     operations                              $    1,402           $  18,652
                                             ==========           =========
See notes to consolidated financial statements.

Supplemental disclosure of non-cash investing and
financing activities:
  Conversion of debt to equity                                    $  45,000

Business acquisitions:
  Fair value of assets acquired              $  450,000           $ 184,761
  Issuance of debt/assumption of liabilities   (300,000)            (89,761)
  Common stock issued at acquisition                  -             (30,000)
                                             ----------           ---------
  Cash paid                                  $  150,000           $  65,000
                                             ==========           =========

See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Business, organization and interim financial statements:

  Business:

  Omni Medical Holdings, Inc. ("Omni"), a Nevada corporation, provides medical billing and transcription services to medical practitioners in Alabama, Mississippi and South Dakota.

  Organization:

  The Company was previously organized as Piezo Instruments, Inc. ("Piezo"), a Utah corporation. Effective September 5, 2003, Piezo and Omni executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby Piezo agreed to acquire 100% of the issued and outstanding shares of common stock of Omni in exchange for up to 16,000,000 newly issued shares of common stock of Piezo, (of which 12,907,721 have been issued through October 31, 2003, or approximately 87% of the post-Reogranization Agreement outstanding securities of Piezo). The transaction was accounted for as a reverse acquisition of Piezo by Omni. Shares of common stock authorized and issued have been retroactively restated to present the capital structure of Piezo. Concurrent with the merger, Piezo changed its name to Omni Medical Holdings, Inc.

  At the closing, and excluding the 16,000,000 shares exchanged for Omni, the outstanding common stock of Piezo amounted to 2,000,000 shares, after taking into account a 1 for 14.5 reverse split and the following transactions: 1. In consideration of the closing of the Reorganization Agreement, certain principal stockholders of Piezo (i) delivered 1,466,379 post-split shares of Piezo for cancellation, which included 225,000 post-split shares of common stock underlying an option granted to one of the canceling stockholders; and (ii) waived any registration rights that had been granted to them or were applicable to any of the cancelled shares. In exchange for the cancellation of these shares and the waiver of any registration rights, Piezo issued an aggregate of 500,000 post-split newly issued shares of common stock to the canceling stockholders. 2. Piezo issued 293,104 shares of common stock to certain principal stockholders of Piezo in exchange for services to be rendered under a six month consulting agreement, resulting in consulting expense of approximately $8,800, of which approximately $7,300 is deferred at September 30, 2003.

  As of October 31, 2003, the deadline for completing the share exchange transaction with Piezo, approximately 81% of Omni's outstanding shares had been tendered to the Company in accordance with the instructions for exchanging shares (8,760,849 shares were issued through September 30, 2003 and an additional 4,146,872 shares were available to be issued in October
  2003). The other 19% had either dissented or had taken no action whatsoever and continue to own a minority interest in the Company's operating subsidiary.

  Interim financial statements:

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. There has not been any change in the significant accounting policies of Omni Medical Holdings, Inc. for the periods presented.

  Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with a reading of the Omni consolidated financial statements and notes thereto included in the Company's Form 8-K/A filed with the Securities and Exchange Commission ("SEC") in November 2003 as well as the 2002 Piezo annual report filed on Form 10-KSB with the SEC.

  In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year.

2.   Business acquisitions:

  Effective May 30, 2003, Omni, through its wholly-owned subsidiary, Omni Medical Services, Inc., ("OMS"), completed an asset purchase agreement with Medical Billing Management, Inc. ("MBM"), a corporation based in the state of Mississippi and a provider of medical billing and collection services to medical practitioners. The aggregate purchase price was $450,000, including $150,000 paid at closing, $75,000 payable on November 30, 2003 and $225,000 payable on May 31, 2004. The $225,000 payable on May 31, 2004 is subject to an adjustment which is to be calculated based on the amount by which revenues for the year ending May 31, 2004 are greater or lesser than a baseline amount.

  The following table summarizes the estimated fair values of the assets acquired as of May 30, 2003, the date of acquisition. The allocation of the purchase price is subject to refinement.

    Accounts Receivable, net                        $     62,000
    Furniture and equipment                               78,000
    Intangible asset   customer list                     310,000
                                                    ------------
    Net assets acquired                             $    450,000
                                                    ============

  Effective July 10, 2002, Omni entered into an asset purchase agreement with A&V Digital Transcription Services ("A&V"), a general partnership and provider of medical transcription services based in the state of Alabama. On September 4, 2002, Omni formed Omni Medical Services, Inc., (formerly Mastel Precision Health Information Services, Inc. and a wholly owned subsidiary of Omni) to operate the transcription services business acquired from A&V.

  The aggregate purchase price was $95,000, including $65,000 in cash, assumption of liabilities of $90,000 and common stock valued at $30,000.

  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at July 10, 2002, the date of acquisition.

  Current assets                                     $   8,000
  Property, plant and equipment                        109,000
  Intangible asset   customer list                      32,000
  Goodwill                                              36,000
                                                     ---------
  Total assets acquired                                185,000
                                                     ---------
  Current liabilities                                  (19,000)
  Long-term debt                                       (71,000)
                                                     ---------
  Total liabilities assumed                            (90,000)
                                                     ---------
  Net assets acquired                                $  95,000

  The MBM and A&V acquisitions were accounted for as purchases and their results of operations are included in the Company's financial statements from the dates of acquisition. Goodwill arising on the acquisition of A&V is expected to be fully deductible for tax purposes. Intangible assets (customer lists) acquired from MBM and A&V are expected to be amortized over 5 years.

  The following unaudited proforma financial information presents results as if the MBM acquisition had occurred at the beginning of the respective periods (the impact of the A&V acquisition on 2002 unaudited proforma operating results was not significant).
                                                  Six months ended
                                                    September 30,
                                                2003           2002

  Revenues                                $          432,845  $     869,111
  Net (loss) income                       $         (245,278) $      19,416
  Basic and diluted loss per share        $            (0.02)           *
  *  Less than $0.01 per share

3.   Discontinued operations:

  Through May 2, 2003, Omni also produced handheld surgical instruments used by ophthalmic surgeons in refractive, corneal and LASIK surgeries and was also a developer of technology to ophthalmic surgeons, specifically within the domain of anterior segment cataract extraction, and foldable intraocular lens placement as well as keratorefractive procedures such as LASIK. Omni operated its surgical instruments business through its wholly-owned subsidiary, Mastel Precision Surgical Instruments, Inc ("MPSI") out of its facility in Rapid City, South Dakota.

  Effective May 2003, Omni entered into an agreement with one of its officers and shareholders whereby Omni agreed to exchange 100% of the common stock of MPSI and $36,000 cash for all shares of common stock of Omni owned individually or jointly by the officer and his wife. As of April 30, 2003, the assets of MPSI had a carrying value of approximately $462,000 (primarily accounts receivable of approximately $53,000 inventories of approximately $387,000 and property and equipment of approximately $30,000) and MPSI's obligations and liabilities had a carrying value of approximately $532,000 (primarily accounts payable of approximately $226,000 and debt of approximately $286,000). Due to the related party nature of the transaction, no gain was recognized and additional paid-in capital was increased by $34,000. The results of operations from MPSI have been retroactively restated as discontinued operations.

4.   Managements plans:

  Omni financial statements for the years ended March 31, 2003 and 2002 (not included herein) and for the six months ended September 30, 2003 and 2002 show that Omni has incurred net losses of $515,090, $186,720, $185,636 and $84,317, respectively, and has a working capital deficiency of $331,491, as of September 30, 2003. Management's plans to address concerns raised by this issue includes:

  a. The disposition of MPSI will allow the Company to concentrate on its medical billing and transcription operations, which management believes can be operated more profitably than MPSI. MPSI's operating losses for the years ended March 31, 2003 and 2002 were approximately $325,000 and $122,000, respectively.

  b. Management expects that cash flows will increase as result of the Company's disposition of MPSI and it's acquisition of transcription businesses.

  c. In early June, the company retained the services of Windstone Capital, an investment banking firm in Phoenix, Arizona to raise capital for additional acquisitions. A private placement offering began in early November and management believes the firm will be successful in raising $800,000, the maximum amount of the offering.

  There is no assurance that these or any efforts will be successful. However, management believes that these measures will enable the Company to have adequate funds to support operations for the next twelve months.

5.  COMMITMENTS:

  In 2003, the Company retained the services of an investment banking firm to raise capital for future acquisitions. Through September 30, 2003 the Company has paid $25,000 in deferred financing costs which will be offset against the future equity proceeds.

  In conjunction with the MBM acquisition, Omni entered into an employment agreement with one of MBM's former owners, guaranteeing employment with Omni through May 30, 2004 at an annual salary of $50,000 plus a performance based bonus.

  Omni has signed letters of intent to acquire two medical transcription businesses, one based in Kentucky and the other based in Iowa. The Kentucky and Iowa businesses will cost $360,000 and $255,000, respectively, of which approximately $270,000 is to be paid at closing and the balances would be subject to earn out provisions over one to two years. These acquisitions are expected to be financed by future equity capital.

6.   Contingencies:

  On October 1, 2003, certain minority shareholders of Omni, notified the Company that they believe that Omni has taken actions that have diluted their interests. These minority shareholders demanded the return of certain assets or a substantial financial settlement to be reached within 15 days. These minority shareholders have notified the Company of their intentions to make a filing with the American Arbitration Association pursuant to the Agreement for the Exchange of Common Stock dated April 15, 2002 if the matter is not resolved within the 15 day time frame. No such filing has been made and there have been no stated monetary damages claimed. Management believes that the issue raised by these minority shareholders is without merit and management intends to vigorously defend any action, if filed. However, it is too early to determine the ultimate outcome of the matter.

7.   Basic and Diluted Loss Per Share

The Company determines basic and diluted loss per share in accordance with SFAS No. 128, Earnings Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during a period. Diluted net loss per common share is computed by dividing the net loss, adjusted on an as if converted basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six months ended September 30, 2003 and 2002, there are no potential dilutive securities. Therefore, diluted loss per share is equivalent to basic loss per share. During the three and six months ended September 30, 2003, the weighted average number of shares includes the effect of shares of common stock to be issued.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION
     REFORM ACT OF 1995.

This Form 10-QSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Omni Medical Holdings, Inc. is referred to herein as "we" or "our". The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995.   Actual results could differ materially from
those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Except as may otherwise be required by applicable law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statements contained in this Form 10-QSB to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

RECENT EVENTS

Omni Medical Holdings is in the business of providing medical services to doctors, clinics and hospitals. Currently, we provide medical transcription, billing and collection services. We are actively acquiring companies in these industries as well as other medical services related areas.

Discussion of Corporate Restructuring

The past six months have been ones of great change for our Company. Effective May 2003, we entered into an agreement with one of its officers and shareholders whereby we agreed to exchange 100% of the common stock of MPSI and $36,000 cash for all shares of common stock of our Company owned individually or jointly by the officer and his wife, a total of 9,656,264 shares. As of April 30, 2003, the assets of MPSI had a carrying value of $462,000 and MPSI's obligations and liabilities had a carrying value of $532,000. Due to the related party nature of the transaction, no gain was recognized and additional paid-in capital was increased by $34,000. The results of operation from MPSI have been retroactively restated as discontinued operations.

Effective May 30, 2003, we completed an asset purchase agreement with Medical Billings Management Inc. ("MBM"), a corporation based in the state of Mississippi. The aggregate purchase price was $450,000, including $150,000 paid at closing, a working capital loan of $75,000 payable on November 30, 2003 and $225,000 payable on May 31, 2004, (subject to an adjustment based on actual revenues through May 2004).

In early June, we retained the services of Windstone Capital, an investment banking firm in Phoenix, Arizona to raise capital for additional acquisitions. A private placement offering began in early November and management believes the firm will be successful in raising $800,000, the maximum amount of the offering.

In early July, Mastel Precision, Inc. changed its name to Omni Medical Holdings, Inc., a Nevada corporation. On September 3, the name was again changed, this time to Omni Medical of Nevada. This was done in order to facilitate the impending reorganization with Piezo Instruments, Inc. Concurrent with the merger, Piezo changed its name to Omni Medical Holdings, Inc.
                                10

Effective September 5, 2003, Piezo Instruments Inc. ("Piezo") (OTCBB: PEZO) announced the closing of the acquisition of a majority of the outstanding securities of Omni Medical Holdings Inc., which changed its name to "Omni Medical of Nevada Inc." on Sept. 3, 2003 ("Omni"). Terms of the agreement and plan of reorganization provided for Piezo to issue up to 16,000,000 post-split shares of its common stock to the shareholders of Omni for all of the outstanding common stock of Omni. Piezo will attempt to complete the acquisition of the remaining outstanding securities of Omni within the next 30 days. Piezo is the Registrant.

At the closing, and excluding the shares exchanged for Omni, the outstanding common stock of Piezo amounted to 2,000,000 shares, after taking into account a 1 for 14.5 reverse split and the following transactions: 1. In consideration of the closing of the Reorganization Agreement, certain principal stockholders of Piezo (i) delivered 1,466,379 post-split shares of Piezo for cancellation, which included 225,000 post-split shares of common stock underlying an option granted to one of the canceling stockholders; and (ii) waived any registration rights that had been granted to them or were applicable to any of the cancelled shares. In exchange for the cancellation of these shares and the waiver of any registration rights, Piezo issued an aggregate of 500,000 post-split newly issued shares of common stock to the canceling stockholders. 2. Piezo issued 293,104 shares of common stock to certain principal stockholders of Piezo in exchange for services to be rendered under a six month consulting agreement, resulting in consulting expense of approximately $8,800, of which approximately $7,300 is deferred at September 30, 2003.

As of October 31, 2003, the deadline for completing the share exchange transaction with Piezo, 81% of Omni's outstanding shares had been tendered to the Company in accordance with the instructions for exchanging shares (8,760,849 shares were issued through September 30, 2003 and an additional 4,146,872 shares were available to be issued in October 2003). The other 19% had either dissented or had taken no action whatsoever and continue to own a minority interest in the Company's operating subsidiary.

Omni Medical also announced the addition of Lance Weaver to the Board of
Directors effective October 1, 2003.   Mr. Weaver is a local businessman and
stockholder in the company.

Discussion of Impending Acquisitions

Omni Medical Holdings, Inc. announced signed letters of intent for two medical transcription acquisitions. One company, located in Kentucky, is expected to add significant revenue in the coming year. Furthermore, it is currently undergoing a $60,000 system upgrade to integrate the very latest in transcription technology. Acquiring this technology, along with their 20 year operating experience, will greatly enhance Omni's ability to deliver the highest quality medical transcription service. Omni is also looking forward to using this as a platform for additional acquisitions and product capability.

The second letter of intent is to acquire an Iowa based medical transcription company. The operation in Iowa has a nine year history in providing transcription services. This company will be merged with existing activities and the Kentucky transcription company resulting in greater efficiencies and
economies of scale.   This acquisition will increase our presence to five
states and increase revenue to nearly $3 million annually. Both acquisitions are scheduled to close December 1, 2003.

The Kentucky company has a total purchase price of $360,000. One third of that amount will be paid at closing. The balance will be subject to an earn out over the following eight quarters. The Iowa company has a total purchase price of $225,000. At closing, $150,000 will be paid with the balance subject to a one year earn out provision. Both of these acquisitions are contingent upon raising additional equity capital.

Results of Operations.
----------------------

For the six-month period ended September 30, 2003, we had revenues totaling $380,000 compared to revenues of $43,000 for the six-month period ended September 30, 2002. During the six-month period ended September 30, 2002, revenues represented less than three months of transcription services due to the acquisition of A&V becoming effective in July 2002. During the six-month period ended September 30, 2003, A&V's revenues were for a full six months, while the acquisition of MBM, effective May 30, 2003, accounted for
four months of medical billings revenue.   During the three-month period ended
September 30, 2003, we had revenues totaling $300,000, comprised of revenues from medical billings of $266,000 and revenues from transcription services of
$34,000.   Our revenues during the comparable period in 2002 was $43,000, all derived from transcription services.

Cost of sales for the six-month period ended September 30, 2003, was $204,000 compared to $18,000 during the same period in the prior year. Cost of sales increased during the six months ended September 30, 2003 due to having six months of transcription costs and four months of medical billings costs while the same period in 2002 had only two full month's of transcription costs due to the July acquisition of A&V. For the three-months ended September 30, 2003 and 2002, cost of sales was $199,000 and $18,000 respectively.

General and administrative expenses for the six months ended September 30, 2003, were $312,000 compared to $63,000 for the same period in 2002. Salaries and benefits were $97,000 and $10,000 for the six-month periods ended September 30, 2003 and 2002 respectively. The increase in salaries and benefits is primarily due to increased personnel due to the acquisition of
MBM.   Professional fees increased from $15,000 during the six months ended
September 30, 2002 to $90,000 for the same period in 2003 primarily due to legal fees incurred due to the acquisitions of MBM and Piezo and the accounting and audit costs for the fiscal year ended March 31, 2003. Lease and rental costs increased from $6,000 for the six-month period ended September 30, 2002 to $33,000 for the comparable period in 2003 due to the fact that we are doing business in three states and incurring rent and
equipment lease costs to support the increased workforce.   For the six months
ended September 30, 2003, we recorded amortization of $24,000 for the customer lists acquired from the A&V and MBM acquisitions, while no amortization was recorded for the same period in 2002.

General and administrative expenses for the three-month period ended September 30, 2003, were $230,000 compared to $63,000 for the comparable period in 2002. Salaries and benefits were $72,000 for the three-month period ended September 30, 2003, compared to $10,000 for the same period in 2002 due to the additional costs of the MBM employees.

Interest expense was $12,000 and $18,000 for the three-month and six-month periods ended September 30, 2003, respectively, compared to $2,000 for both the three-month and six-month periods ended September 30, 2002, due to the interest bearing debt assumed from the A&V acquisition in July 2002 and imputed interest on the MBM acquisition liabilities.

Liquidity and Capital Resources.
--------------------------------

As of September 30, 2003, our working capital deficit was $331,000, compared to surplus of $113,000 as of March 31, 2003. Our cash balance decreased from $258,000 at March 31, 2003, to $28,000 at September 30, 2003. The decrease of $230,000 was primarily the result of utilizing cash to fund continuing operating activities for the first half of the year of $88,000, cash used to fund discontinued operations of $33,000, cash paid for the acquisition of MBM of $150,000, net cash paid to the shareholders of MPSI of $29,000, and $25,000 of deferred financing costs, offset by $45,000 raised from the issuance of common stock and $75,000 of proceeds from the working capital loan from MBM.

We currently have commitments under an employment agreement with one of the former owners of MBM through May 30, 2004 guaranteeing annual compensation of $50,000 plus a performance based bonus. We currently lease office space under an operating lease for $6,000 per month, which terminates July 31, 2006.

To support the above activities and commitments, we will need to seek additional financing including equity financing. With the assistance of Windstone Capital, we are currently involved in offering a private placement of securities. The offering calls for a 12% cumulative convertible preferred shares with warrants, with a fixed conversion price. The maximum offering amount is $800,000, and if all warrants are exercised, could eventually total $3,000,000. It is anticipated that such financing should be completed within 60 days.

Item 3. Controls and Procedures.
----------------------------------

A review and evaluation was performed by our Company's management, including our Chief Executive Officer (the "CEO") and Chief Operating Officer (the "COO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, our CEO and our COO have concluded that our Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by us.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
----------------------------------------------------

          Effective as of September 5, 2003, our Company; Omni Medical of Nevada, Inc., a Nevada corporation ("Omni"), and the stockholders of Omni (the "Omni Stockholders"), executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby we agreed to acquire 100% of the issued and outstanding shares of common stock of Omni in exchange for 16,000,000 post-split shares of our common stock or approximately 88.8% of the post-Reorganization Agreement outstanding securities of our Company.

          At the initial closing, and excluding the securities to be exchanged for Omni's outstanding securities, the outstanding common stock of our Company amounted to approximately 2,000,000 shares or approximately 11.1% of the post-Reorganization Agreement outstanding common stock of our Company, after taking into account (i) a reverse split on the basis of one for 14.5 shares owned of our outstanding common stock; (ii) the issuance of an option to acquire 225,000 of our post-split shares of "restricted securities" (common stock); (iii) the cancellation of 1,466,379 post-split shares of our common stock that were held by certain of our principal stockholders, that included the 225,000 post-split shares of common stock underlying the option in the preceding subparagraph; (iv) the issuance of an aggregate of 500,000 post-split newly issued shares of our "restricted securities" (common stock) in consideration of the cancellation of such shares and the option referenced in the two preceding subparagraphs and the waiver by the canceling stockholders of any registration rights that had been granted to them or were applicable to any of the cancelled shares or the option; and (v) the issuance of (or the agreement to issue) an aggregate of 293,104 shares of our common stock for and in consideration of non-capital raising services to be rendered pursuant to a written Consulting Agreement during the period that will commenced on the closing and will be effective for a period of six months thereafter, and which shares shall be registered on Form S-8 of the Securities and Exchange Commission promptly after the closing when we are "current" in the filing of all of our reports that were required to be filed by us with the Securities and Exchange Commission for the preceding 12 month period. For more information on the Agreement and Plan see our Current Report on Form 8-K dated September 5, 2003 and filed September 23, 2003. See Part II, Item 6.

           Also, pursuant to the Reorganization Agreement, the current officers and directors of Omni were designated to serve on the Board of Directors of Piezo and as executive officers of Piezo until the next respective annual meetings of the stockholders and the Board of Directors and until their respective successors are elected and qualified or until their prior resignations or terminations. Effective on September 5, 2003, they were: Arthur D. Lyons, President, CEO, Secretary and Director; and Charles d. Arbeiter, COO, Treasurer and Director. The directors and executive officers of Piezo resigned, in seratim, on closing of the Reorganization Agreement.

          On October 16, 2003, we filed a Definitive Information Statement with the Securities and Exchange Commission regarding amending of our Articles of Incorporation to change the name of our Company to "Omni Medical Holdings, Inc." and to allow our stockholders to take action without the consent of all of our stockholders. These amendments were unanimously adopted by our Board of Directors and a majority of our stockholders and became effective October 20, 2003.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          See Item 2.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31   302 Certification of Arthur D. Lyons.

               32   906 Certification.

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2003*

               Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2003*

               Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003 and an amended Current Report on Form 8-K was filed on September 30, 2003*

               Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2003*

               * Incorporated by reference.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OMNI MEDICAL HOLDINGS, INC.


Date: 11/20/03                       By: /s/ Arthur D. Lyons
     ---------                           -----------------------------------
                                         Arthur D. Lyons, President,
                                         Treasurer and Director


Date: 11/20/03                       By: /s/ John Globoker
     ---------                           -----------------------------------
                                         John Globoker, Vice President,
                                         Secretary and Director