Form 10QSB
period 2003-12-31
OMNI MEDICAL HOLDINGS INC
filed 2004-02-26
CIK 1085402

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

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

                            February 13, 2004

                                14,349,958
                                ----------

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

                   Omni Medical Holdings, Inc.
               Unaudited Consolidated Balance Sheet

                                                            December 31,
                                                               2003
ASSETS
  Current assets:
     Cash and cash equivalents                              $       987
     Accounts receivable, net, including unbilled amounts
     of approximately $191,000                                  355,820
     Prepaid expenses                                             2,421
                                                            -----------
          Total current assets                                  359,228
                                                            -----------
  Property and equipment, net                                   291,606
  Deferred financing costs                                       25,000
  Goodwill                                                       36,000
  Intangible assets                                             572,227
                                                            -----------
                                                            $ 1,284,061
                                                            ===========

LIABILITIES
  Current liabilities:
     Trade accounts payable                                 $   177,089
     Accrued expenses                                           187,106
     Notes payable, current portion                             582,642
                                                            -----------
          Total current liabilities                             946,837
  Notes payable, net of current portion                         269,596
                                                            -----------
          Total liabilities                                   1,216,433
                                                            -----------
Minority interest                                                     -

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 1,000,000 shares
  authorized, no shares issued and outstanding                        -
  Common stock, par value $0.001 per share; 50,000,000
  shares authorized; 14,082,841 issued and outstanding           14,083
  Common stock to be issued:
   Under reorganization agreement, 824,880 shares (Note 1)          825
   Under private placement agreements, 235,000 shares (Note 5)      235
  Capital in excess of par value                              1,744,491
  Deferred compensation expense                                 (10,708)
  Accumulated deficit                                        (1,681,298)
                                                            -----------
          Total stockholders' equity                             67,628
                                                            -----------
                                                            $ 1,284,061
                                                            ===========
See notes to consolidated financial statements.

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statements of Operations

                                Three Months Ended      Nine Months Ended
                                   December 31,           December 31,
                                 2003         2002     2003        2002
Revenue                            $  363,476   $  28,485 $ 743,315 $  71,512

Cost of sales                         242,119      23,049   446,593    40,668
                                   ----------   --------- ---------  --------
Gross operating profit                121,357       5,436   296,722    30,844

General and administrative expenses   296,185      58,768   609,134   121,788
                                   ----------   --------- ---------  --------
Loss from operations                 (174,828)    (53,332) (312,412)  (90,944)

Other income (expense):
  Interest income                           -      17,377       260    17,603
  Interest expense                     (8,750)     (4,740)  (26,728)   (6,904)
                                   ----------   --------- ---------  --------
     Total other income (expense)      (8,750)     12,637   (26,468)   10,699
                                   ----------   --------- ---------  --------
Loss from continuing operations
before minority interest             (183,578)    (40,695) (338,880)  (80,245)

Minority interest                      20,482           -    23,884         -
                                   ----------   --------- ---------  --------
Loss from continuing operations      (163,096)    (40,695) (314,996)  (80,245)

Loss from discontinued operations           -    (129,373)  (33,736) (174,140)
                                   ----------   --------- ---------  --------
Net loss                           $ (163,096)  $(170,068)$(348,732)$(254,385)
                                   ==========   ========= =========  ========
Loss per share basic and diluted:
Continuing operations              $    (0.01)  $       * $   (0.02)$       *
Discontinued operations                     -       (0.01)        *     (0.01)
                                   ----------   --------- ---------  --------
                                   $    (0.01)  $   (0.01)$   (0.02) $  (0.01)
                                   ==========   ========= =========  ========
Weighted average number of common
shares outstanding                14,984,949  20,589,893 14,619,022 20,013,604
                                  ==========  ========== ========== ==========
*  Less than $0.01 per share.

See notes to consolidated financial statements.

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statement of Shareholders' Equity

                                 Shares                             Additional
                               issued and to  Amount      Amount      Paid-in
                                be issued     Issued   To be Issued   Capital
Balances, April 1, 2003          20,620,247  $ 20,620  $        0 $ 1,564,299

Disposition of subsidiary
(unaudited)                      (7,795,520)   (7,795)                 31,721

Sale of common stock pursuant
to private placements (unaudited)    92,216        92                  44,908

Earned compensation expense
(unaudited)                               -         -           -           -

Repurchase of dissenter's common
stock (unaudited)                    (9,222)       (9)          -        (111)
                                -----------
                                 12,907,721

Acquisition of Piezo on
September 5, 2003 (unaudited)     2,000,000     1,175         825     (17,091)

Common stock to be issued
pursuant to private placements
(unaudited)                         200,000                   200      99,800

Common stock to be issued
pursuant to private placements
(unaudited)                          10,000                    10       5,990

Common stock to be issued
pursuant to private placements
(unaudited)                          25,000                    25      14,975

Net loss (unaudited)                      -        -            -           -
                                -----------  -------  ----------- -----------
Balances, December 31, 2003
(unaudited)                      15,142,721  $14,083  $     1,060 $ 1,744,491
                                ===========  =======  =========== ===========

[CONTINUED]

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statement of Shareholders' Equity

                                   Deferred                Advance
                                 compensation Accumulated receivable
                                    expense      deficit  shareholder  Total
Balances, April 1, 2003          $(41,111) $(1,332,566) $(24,708) $  186,534

Disposition of subsidiary
(unaudited)                                               24,708      48,634

Sale of common stock pursuant
to private placements (unaudited)                                     45,000

Earned compensation expense
(unaudited)                        39,196                             39,196

Repurchase of dissenter's common
stock                                                                   (120)

Acquisition of Piezo on
September 5, 2003 (unaudited)      (8,793)                           (23,884)

Common stock to be issued
pursuant to private placements
(unaudited)                                                          100,000

Common stock to be issued
pursuant to private placements
(unaudited)                                                            6,000

Common stock to be issued
pursuant to private placements
(unaudited)                                                           15,000

Net loss (unaudited)                          (348,732)             (348,732)
                                  -------  -----------  ----------  --------
Balances, December 31, 2003
(unaudited)                      $(10,708) $(1,681,298)             $ 67,628
                                  =======  ===========  ==========  ========

See notes to consolidated financial statements.

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statements of Cash Flows

                                             Nine Months Ended
                                                December 31,
                                             ----------------
                                            2003             2002
                                            ----             ----
Loss from continuing operations              $ (314,996)         $  (80,245)
Adjustments to reconcile net loss to net cash
(used in) provided by continuing operations:
  Stock-based compensation expense               39,196              72,500
  Depreciation and amortization                  69,055              19,642
  Minority interest                             (23,884)                  -
Changes in operating assets and liabilities, net
of effects of business acquisitions and
disposition:
  Accounts receivable                          (172,178)              2,747
  Prepaid expenses                               (2,421)                  -
  Accounts payable                              129,990             (14,273)
  Accrued expenses                              150,666                 507
                                             ----------          ----------
    Net cash (used in) provided by
    continuing operations                      (124,572)                878
                                             ----------          ----------
    Net cash used in discontinued operations    (32,905)           (208,505)
                                             ----------          ----------
    Net cash used in operating activities      (157,477)           (207,627)
                                             ----------          ----------

Cash flows from investing activities:
  Purchase of property and equipment            (16,387)            (48,417)
  Payment for disposition of subsidiary, net    (28,737)                  -
  Payment for purchase of businesses           (250,000)            (65,000)
                                             ----------           ---------
    Net cash used in investing activities      (295,124)           (113,417)
                                             ----------           ---------
Cash flows from financing activities:
  Repurchases of dissenter's common stock         (120)                  -
  Deferred financing costs                      (25,000)                  -
  Payments of notes payable                     (20,633)            (18,460)
  Proceeds from issuance of debt                 75,378             125,000
  Proceeds from issuance of common stock        166,000             545,000
                                             ----------           ---------
    Net cash provided by financing activities   195,625             651,540
                                             ----------           ---------
(Decrease) increase in cash and cash
equivalents                                    (256,976)            330,496

Cash and cash equivalents:
  Beginning of period                           257,963               9,344
                                             ----------           ---------
  End of period                              $      987           $ 339,840
                                             ==========           =========
Supplemental disclosure of cash flow information:

     Cash paid for interest in continuing
     operations                              $   19,802           $   6,904
                                             ==========           =========
     Cash paid for interest in discontinued
     operations                              $    1,402           $  23,029
                                             ==========           =========
See notes to consolidated financial statements.

Supplemental disclosure of non-cash investing and
financing activities:
  Conversion of debt to equity                                    $  45,000
                                                                  =========
Business acquisitions:
  Fair value of assets acquired              $  790,000           $ 184,761
  Issuance of debt/assumption of liabilities   (540,000)            (89,761)
  Common stock issued at acquisition                  -             (30,000)
                                             ----------           ---------
  Cash paid                                  $  250,000           $  65,000
                                             ==========           =========

See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Business, organization and interim financial statements:

Business:

Omni Medical Holdings, Inc. ("Omni"), a Utah corporation, provides medical billing and transcription services to medical practitioners in Alabama, Mississippi, South Dakota and Kentucky.

Organization:

The Company was previously organized as Piezo Instruments, Inc. ("Piezo"), a Utah corporation. Effective September 5, 2003, Piezo and Omni executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby Piezo agreed to acquire 100% of the issued and outstanding shares of common stock of Omni in exchange for up to 16,000,000 newly issued shares of common stock of Piezo, (of which 12,082,841 have been issued as of December 31, 2003 and 824,880 shares are to be issued as of December 31, 2003 for a total of 12,907,721 shares,) or approximately 94% of the post-Reorganization Agreement outstanding securities of Piezo. The transaction was accounted for as a reverse acquisition of Piezo by Omni. Shares of common stock authorized and issued have been retroactively restated to present the capital structure of Piezo. Concurrent with the merger, Piezo changed its name to Omni Medical Holdings, Inc.

At the closing, and excluding the shares exchanged for Omni, the outstanding common stock of Piezo totaled 2,000,000 shares, after taking into account a 1 for 14.5 reverse split and the following transactions: 1. In consideration of the closing of the Reorganization Agreement, certain principal stockholders of Piezo (i) delivered 1,466,379 post-split shares of Piezo for cancellation, which included 225,000 post-split shares of common stock underlying an option granted to one of the canceling stockholders; and (ii) waived any registration rights that had been granted to them or were applicable to any of the cancelled shares. In exchange for the cancellation of these shares and the waiver of any registration rights, Piezo issued an aggregate of 500,000 post-split newly issued shares of common stock to the canceling stockholders. 2. Piezo issued 293,104 shares of common stock to certain principal stockholders of Piezo in exchange for services to be rendered under a six month consulting agreement, resulting in consulting expense of approximately $8,800, of which approximately $2,900 is deferred at December 31, 2003.

As of October 31, 2003, the deadline for completing the share exchange transaction with Piezo, approximately 81% of Omni's outstanding shares had been tendered to the Company in accordance with the instructions for exchanging shares (12,082,841 shares have been issued as of December 31, 2003 and an additional 824,880 shares are to be issued as of December 31, 2003). The other 19% of Omni's outstanding shares had taken no action whatsoever and continue to own a minority interest in the Company's subsidiary. Shareholders of approximately 9,222 shares exercised their rights to dissent, and the Company repurchased the shares for $120.

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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with a reading of the Omni consolidated financial statements and notes thereto included in the Company's Form 8-K/A filed with the Securities and Exchange Commission ("SEC") in November 2003 as well as the 2002 Piezo annual report filed on Form 10-KSB with the SEC.

In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for these interim periods are not necessarily indicative of results for the entire year.

2.   Business acquisitions:

Effective December 1, 2003, Omni, through its wholly-owned subsidiary, Omni Medical Services, Inc., ("OMS"), completed an asset purchase agreement with McCoy Business Services, Inc. ("McCoy"), a corporation based in Kentucky and a provider of medical transcription services. The aggregate purchase price was $360,000, including $120,000 payable at closing, (of which $100,000 was paid as of December 31, 2003) and $240,000 payable in eight equal quarterly installments beginning on February 29, 2004. The quarterly payments are subject to an earn-out provision to be calculated based on a multiple of the amount by which revenues for each quarter are greater or less than a baseline amount. The adjustments will be recorded as an adjustment to the acquisition cost of McCoy.

The following table summarizes the estimated fair values of the assets acquired as of December 1, 2003, the date of acquisition. The allocation of the purchase price is subject to refinement.

               Furniture and equipment                $      60,000
               Intangible asset   customer list             140,000
               Intangible asset   covenant not to compete   100,000
               Intangible asset - tradename                  60,000
                                                       ------------
               Net assets acquired                     $    360,000
                                                       ============

A supplemental agreement was signed concurrent with the McCoy asset purchase agreement whereby OMS agreed to purchase additional assets that were not included under the original asset purchase agreement for $16,243, payable in eight equal quarterly installments beginning February 29, 2004.

Effective May 30, 2003, Omni, through OMS, completed an asset purchase agreement with Medical Billing Management, Inc. ("MBM"), a corporation based in Mississippi and a provider of medical billing and collection services to medical practitioners. The aggregate purchase price was $450,000, including $150,000 paid at closing, $75,000 payable on November 30, 2003 (paid in February 2004) and $225,000 payable on May 31, 2004. The May 31, 2004 payable is subject to an adjustment which is to be calculated based on a multiple of the amount by which revenues for the year ending May 31, 2004 are greater or less than a baseline amount. The adjustment will be recorded as an adjustment to the acquisition cost of MBM.

The following table summarizes the estimated fair values of the assets acquired as of May 30, 2003, the date of acquisition. The aggregate purchase price was discounted by $20,000 to impute interest on the non-interest bearing debt payable on November 30, 2003 and May 31, 2004. This discount has resulted in a $20,000 decrease to the amount included in intangible assets from the Company's initial allocation of the purchase price that was shown on the Company's unaudited financial statements for the six month period ended September 30, 2003. The allocation of the purchase price is subject to further refinement.

          Accounts receivable, net          $    62,000
          Furniture and equipment                78,000
          Intangible asset - customer list      290,000
                                            -----------
          Net assets acquired               $   430,000
                                            ===========

Effective July 10, 2002, Omni entered into an asset purchase agreement with A&V Digital Transcription Services ("A&V"), a general partnership and provider of medical transcription services based in Alabama. On September 4, 2002, Omni formed Omni Medical Services, Inc., (formerly Mastel Precision Health Information Services, Inc. and a wholly owned subsidiary of Omni) to operate the transcription services business acquired from A&V.

The aggregate purchase price was $95,000, including $65,000 in cash, assumption of liabilities of $90,000 and common stock valued at $30,000.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at July 10, 2002, the date of acquisition.

       Current assets                             $    8,000
       Property, plant and equipment                 109,000
       Intangible asset - customer list               32,000
       Goodwill                                       36,000
                                                  ----------
       Total assets acquired                         185,000
                                                  ----------
       Current liabilities                           (19,000)
       Long-term debt                                (71,000)
                                                  ----------
       Total liabilities assumed                     (90,000)
                                                  ----------
       Net assets acquired                        $   95,000
                                                  ==========

The McCoy, MBM and A&V acquisitions were accounted for as purchases and their results of operations are included in the Company's financial statements from the dates of acquisition. Goodwill arising on the acquisition of A&V is expected to be fully deductible for tax purposes. Intangible assets (customer lists and tradenames) acquired from McCoy, MBM and A&V are expected to be amortized over 5 years and the covenant not to compete acquired from McCoy is to be amortized over 2 years.

The following unaudited proforma financial information presents results as if the MBM and McCoy acquisitions had occurred at the beginning of the three and nine month periods ended December 31, 2003 and 2002 (the impact of the A&V acquisition on 2002 unaudited proforma operating results was not significant).

                                                  Three months ended
                                                     December 31,
                                                  2003             2002

  Revenues                              $         482,000   $    527,000
  Net loss                              $         201,000   $     81,000

  Basic and diluted loss per share      $            0.01  $           *

* Less than $0.01 per share
                                                  Nine months ended
                                                     December 31,
                                                  2003             2002

  Revenues                              $       1,221,000   $  1,733,000
  Net loss                              $         510,000   $    101,000

  Basic and diluted loss per share      $           (0.03)  $      (0.01)

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

Effective May 2003, Omni entered into an agreement with one of its officers and shareholders whereby Omni agreed to exchange 100% of the common stock of MPSI and $36,000 cash for all shares of common stock of Omni owned individually or jointly by the officer and his wife. As of April 30, 2003, the assets of MPSI had a carrying value of approximately $442,000 (primarily accounts receivable of approximately $53,000, inventories of approximately $387,000 and property and equipment of approximately $30,000) and MPSI's obligations and liabilities had a carrying value of approximately $527,000 (primarily accounts payable of approximately $226,000 and debt of approximately $286,000). Due to the related party nature of the transaction, no gain was recognized and shareholders equity was increased by $49,000. The results of operations from MPSI have been retroactively restated as discontinued operations.

4.  Managements plans:

Omni financial statements for the years ended March 31, 2003 and 2002 (not included herein) and for the nine months ended December 31, 2003 and 2002 show that Omni has incurred net losses of $515,090, $186,720, $348,732 and $254,385, respectively, and has a working capital deficiency of $587,609, as of December 31, 2003. Management's plans to address concerns raised by this issue include:

a. The disposition of MPSI will allow the Company to concentrate on its medical billing and transcription operations, which management believes can be operated more profitably than MPSI. MPSI's operating losses for the years ended March 31, 2003 and 2002 were approximately $325,000 and $122,000, respectively.

b. Management expects that cash flows will increase as a result of the Company's disposition of MPSI and it's acquisition of transcription and medical billing businesses.

c. In early June 2003, the Company retained the services of Windstone Capital, an investment banking firm in Phoenix, Arizona to raise capital for additional acquisitions. A private placement offering began in early November and management believes the firm will be successful in raising $800,000, the maximum amount of the offering.

d. During December 2003, Omni entered into a loan agreement and security agreement with Presidential Financial Corporation allowing the Company to borrow up to 80% of its accounts receivable or $300,000 whichever is less. The loan is secured by accounts receivable and other tangible assets of

    OMS and accrues interest at prime plus 2%. As of December 31, 2003, no amounts had been borrowed on the line of credit. As of February 10, 2004 the Company had borrowed $85,000 on the line of credit.

e. A private securities offering was initiated on February 15, 2004 and as of February 20, 2004 the Company has raised net proceeds of $115,500 from the sale of 362,350 common shares. It is anticipated the Company will raise additional funds under this offering.

There is no assurance that these or any efforts will be successful. However, management believes that these measures will enable the Company to have adequate funds to support operations for the next twelve months.

5.  COMMON STOCK PRIVATE PLACEMENTS

During the quarter ended December 31, 2003, the Company sold 35,000 shares of common stock at $0.60 per share and 200,000 shares at $0.50 per share, respectively. The sale of 200,000 shares at $0.50 per share was with the wife of the Company's chief executive officer and president.

6.  COMMITMENTS:

In 2003, the Company retained the services of an investment banking firm to raise capital for future acquisitions. Through December 31, 2003 the Company has paid $25,000 in deferred financing costs which will be offset against future equity proceeds.

In conjunction with the MBM acquisition, Omni entered into an employment agreement with one of MBM's former owners, guaranteeing employment with Omni through May 30, 2004 at an annual salary of $50,000 plus a performance based bonus.

In conjunction with the McCoy acquisition, Omni entered into an employment agreement with one of McCoy's former owners, guaranteeing employment with Omni through November 30, 2005 at an annual salary of $30,000 plus performance based bonuses and benefits.

Omni has signed a letter of intent to acquire a medical transcription business based in Iowa. The purchase price is $225,000, of which $150,000 is to be paid at closing and the balance would be subject to an earn out provision over one year.

Omni entered into an employment agreement with its chief executive officer and president commencing October 1, 2003 through December 31, 2008. The agreement provides compensation at an annual base salary of $150,000 and increases to $180,000 annually the first month Omni's gross revenue exceeds $450,000 in a month. The agreement also provides for a $75,000 bonus to be paid as of February 1, 2004 and awards stock options based upon achieving revenue targets. As of February 23, 2004, no amounts have been paid and no stock options have been earned under the agreement.

7.   Contingencies:

On October 1, 2003, certain minority shareholders of Omni notified the Company that they believe that Omni has taken actions that have diluted their interests. These minority shareholders have demanded the return of certain assets or a substantial financial settlement to be reached within 15 days. These minority shareholders have notified the Company of their intentions to make a filing with the American Arbitration Association pursuant to the Agreement for the Exchange of Common Stock dated April 15, 2002 if the matter is not resolved within the 15 day timeframe. No such filing has been made and there have been no stated monetary damages claimed. Management believes that the issue raised by these minority shareholders is without merit and management intends to vigorously defend any action, if filed. However, it is too early to determine the ultimate outcome of the matter.

Item 2. Management's Discussion and Analysis

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

RECENT EVENTS

Omni Medical Holdings is in the business of providing medical services to doctors, clinics and hospitals. Currently the Company provides medical transcription, billing and collection services. The Company is actively acquiring companies in these industries as well as other medical services related areas.

Discussion of Corporate Restructuring

The past nine months have been ones of great change for the Company. Effective May 2003, the Company entered into an Agreement with one of its officers and shareholders whereby the Company agreed to exchange 100% of the common stock of its wholly owned subsidiary, Mastel Precision Surgical Insturments ("MPSI") and $36,000 cash for all shares of common stock of the Company owned individually or jointly by the officer and his wife, a total of 7,795,520 shares. As of April 30, 2003, the assets of MPSI had a carrying value of $442,000, and MPSI's obligations and liabilities had a carrying value of $527,000. Due to the related party nature of the transaction, no gain was recognized and shareholders' equity was increased by $49,000. The results of operations from MPSI have been retroactively restated as discontinued operations.

Effective May 30, 2003, the Company completed an Asset Purchase Agreement with Medical Billings Management Inc. ("MBM"), a corporation based in Mississippi. The aggregate purchase price was $450,000, including $150,000 paid at closing, a working capital loan of $75,000 payable on November 30, 2003 (paid in February 2004), and $225,000 payable on May 31, 2004 (subject to an adjustment based on actual revenues through May 2004).

In early June, 2003, the Company retained the services of Windstone Capital, an investment banking firm in Phoenix, Arizona, to raise capital for additional acquisitions. A private placement offering began in early November, and management believes the firm will be successful in raising $800,000, the maximum amount of the offering.

In early July, 2003, Mastel Precision, Inc. changed its name to Omni Medical Holdings, Inc., a Nevada corporation. On September 3, 2003, the name was again changed, this time to Omni Medical of Nevada. This was done in order to facilitate the impending merger with Piezo Instruments, Inc.

Effective September 5, 2003, Piezo Instruments Inc. ("Piezo") (OTCBB: PEZO) announced the closing of the acquisition of a majority of the outstanding securities of Omni Medical Holdings Inc., and then changed its name to "Omni Medical of Nevada Inc." ("Omni"). Terms of the Agreement and
Plan of Reorganization (the "Reorganization Agreement") provided for Piezo to issue up to 16,000,000 post-split shares of its common stock to the shareholders of Omni for all of the outstanding common stock of Omni.

At the closing, and excluding the shares exchanged for Omni, the outstanding common stock of Piezo amounted to 2,000,000 shares, after taking into account a 1 for 14.5 reverse split and the following transactions: 1. In consideration of the closing of the Reorganization Agreement, certain principal stockholders of Piezo (i) delivered 1,466,379 post-split shares of Piezo for cancellation, which included 225,000 post-split shares of common stock underlying an option granted to one of the canceling stockholders; and (ii) waived any registration rights that had been granted to them or were applicable to any of the cancelled shares. In exchange for the cancellation of these shares and the waiver of any registration rights, Piezo issued an aggregate of 500,000 post-split newly issued shares of common stock to the canceling stockholders. 2. Piezo issued 293,104 shares of common stock to certain principal stockholders of Piezo in exchange for services to be rendered under a six month consulting agreement, resulting in consulting expense of approximately $8,800, of which approximately $2,900 is deferred at December 31, 2003.

As of October 31, 2003, the deadline for completing the share exchange transaction with Piezo, 81% of Omni's outstanding shares had been tendered to the Company in accordance with the instructions for exchanging shares (12,082,841 shares were issued through December 31, 2003 and an additional 824,880 shares are to be issued as of December 31, 2003). The other 19% of Omni's outstanding shares had taken no action whatsoever and continue to own a minority interest in the Company's subsidiary. Shareholders of approximately 9,222 shares exercised their rights to dissent, and the Company repurchased the shares for $120.

Omni Medical also announced the addition of Lance Weaver to the Board of Directors effective October 1, 2003. Mr. Weaver is a stockholder in the company.

Effective December 1, 2003, Omni completed an Asset Purchase Agreement with McCoy Business Services, Inc. ("McCoy"), a corporation based in Kentucky and a provider of medical transcription services. The aggregate purchase price was $360,000 including $120,000 payable at closing, of which $100,000 was paid as of December 31, 2003, and $240,000 payable in eight equal quarterly installments beginning on February 29, 2004. The quarterly payments are subject to an earn-out provision to be calculated based on a multiple of the amount by which revenues for each quarter are greater or less than a baseline amount.

Discussion of Impending Acquisition

Omni Medical Holdings, Inc. announced it had signed a Letter of Intent to acquire a medical transcription company based in Iowa with a nine year history in providing transcription services.

This company will be merged with existing activities and the Kentucky transcription company resulting in greater efficiencies and economies of
scale.   This acquisition will increase Omni's presence to five states and increase revenue to nearly $3 million annually.

The Iowa company has a total purchase price of $225,000. At closing, $150,000 is to be paid with the balance subject to a one year earn out provision and the closing will be contingent upon raising additional equity capital.

CAPITAL RESOURCE REQUIREMENTS

LIQUIDITY

As of December 31, 2003, the Company's working capital deficit was $588,000, compared to a surplus of $113,000 as of March 31, 2003. The Company's cash balance decreased from $258,000 at March 31, 2003 to $1,000 at December 31, 2003. The decrease of $257,000 was primarily the result of utilizing $125,000 of cash to fund continuing operating activities for the first nine months of the year, cash used to fund discontinued operations of $33,000, cash paid for the acquisition of MBM and McCoy of $150,000 and $100,000 respectively, net cash paid to the shareholders of MPSI of $29,000 and $25,000 of deferred financing costs, offset by $166,000 received from the issuance of common stock and stock subscriptions and $75,000 of proceeds from the working capital loan from MBM.

The Company currently has commitments under an Employment Agreement with one of the former owners of MBM through May 30, 2004, guaranteeing annual compensation of $50,000 plus a performance based bonus, in addition to an Employment Agreement with one of the former owners of McCoy through November 30, 2005, guaranteeing annual compensation of $30,000 plus a performance based bonus. The Company currently leases office space under an operating lease for $6,000 per month, which terminates July 31, 2006.

Effective October 1, 2003, Omni entered into an Employment Agreement with its chief executive officer and president through December 31, 2008. The agreement provides compensation at an annual base salary of $150,000 and increases to $180,000 annually the first month Omni's gross revenue exceeds $450,000 in a month. The Agreement also provides for a $75,000 bonus to be paid as of February 1, 2004, and awards stock options based upon revenue targets. As of February 23, 2004, no amounts have been paid and no stock options have been earned under the Agreement.

To support the above activities and commitments, the Company will need to seek additional financing including equity financing. With the assistance of Windstone Capital, the Company is currently involved in a private placement of securities. The offering calls for 12% cumulative convertible preferred stock with warrants, with a fixed conversion price. The maximum offering amount is $800,000; however, if all warrants are exercised it would eventually total $3,000,000. A private securities offering was also initiated on February 15, 2004, and has raised $115,500 in net proceeds from the sale of 362,350 shares of common stock as of February 20, 2004. It is anticipated that the Company will raise additional funds from this offering.

During December 2003, Omni entered into a Loan Agreement and Security Agreement with Presidential Financial Corporation allowing the Company to borrow up to 80% of its accounts receivable or $300,000, whichever is less. The loan is secured by accounts receivable and other tangible assets of OMNI and accrues interest at prime plus 2%. As of December 31, 2003 no amounts had been borrowed on the line of credit. As of February 10, 2004, the Company had borrowed $85,000 on the line of credit.

RESULTS OF OPERATIONS

For the nine-month period ended December 31, 2003, the Company had revenues from continuing operations totaling $743,000 compared to $72,000 for the nine-month period ended December 31, 2002. During the nine month period ended December 31, 2002, revenues represented less than six months of transcription services due to the acquisition of A&V becoming effective in July 2002. During the nine-month period ended December 31, 2003, A&V's revenues of $98,000 were for a full nine months, while the acquisition of MBM effective May 30, 2003, accounted for seven months of medical billings revenue of $598,000 and the remaining revenue was derived from one month of transcription revenue due to the McCoy
acquisition.   During the three-month period ended December 31, 2003, the
Company had revenues from continuing operations totaling $363,000, comprised of revenues from medical billings of $293,000 and revenues from transcription services of $70,000. The Company's revenues from continuing operations during the comparable period in 2002 were $28,000, all derived from transcription services.

Cost of sales for the nine-month period ended December 31, 2003, were $447,000 compared to $41,000 during the same period in the prior year. Cost of sales increased during the nine-months ended December 31, 2003, due to having nine months of A&V transcription costs ($48,000) and seven months of medical billings costs ($351,000) and one month of costs due to the McCoy acquisition, while the same period in 2002 had only five full month's of transcription costs due to the July acquisition of A&V. For the three-months ended September 30, 2003 and 2002, cost of sales were $242,000 and $23,000 respectively. Costs of sales during the three-month period ended December 31, 2003 were higher compared to the same period in the prior year due to the acquisitions in the current year.

General and administrative expenses for the nine months ended December 31, 2003 were $609,000 compared to $122,000 for the same period in 2002. Salaries and benefits were $276,000 and $32,000 for the nine-month periods ended December 31, 2003 and 2002 respectively. The increase in salaries and benefits is primarily due to the increased number of employees resulting from the acquisitions of A&V, MBM and McCoy, recognition of deferred compensation expense for an employee who left effective September 30, 2003, and an accrual for the chief executive officer's salary and bonus under the terms of his
Employment Agreement effective October 1, 2003.   Professional fees increased
from $27,000 during the nine-months ended December 31, 2002, to $134,000 for the same period in 2003, primarily due to legal and accounting fees incurred due to the acquisition of MBM, the Piezo transaction and the accounting and audit costs for the fiscal year ended March 31, 2003. Lease and rental costs increased from $7,000 for the nine-month period ended December 31, 2002, to $57,000 for the comparable period in 2003, due to the fact the Company is doing business in four states and incurring rent and equipment lease costs to support the increased workforce. For the nine-months ended December 31, 2003, the Company recorded amortization of $46,000 for the customer lists acquired from the A&V and MBM acquisitions and the intangible asset acquired from the McCoy acquisition, while $3,000 in amortization expense was recorded for the same period in 2002.

General and administrative expenses for the three-month period ended December 31, 2003, were $296,000 compared to $59,000 for the comparable period in 2002. Salaries and benefits were higher for the three month period ended September 30, 2003, compared to the same period in 2002 due to the additional costs of the MBM and McCoy employees, the recognition of deferred compensation expense due to an officer's departure and accrual of salary and bonus under a new employment contract with the chief executive officer and president of Omni effective October 1, 2003.

Interest expense was $9,000 and $27,000 for the three-month and nine-month period ended December 31, 2003, respectively, compared to $5,000 and $7,000 for the three-month and nine-month periods ended December 31, 2002. The increase in the current fiscal year is due to the interest bearing debt assumed in the A&V acquisition in July 2002 and imputed interest on the MBM acquisition liabilities.

Item 3.  Controls and Procedures

A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarterly period covered by this quarterly report. Based on that review and evaluation, the CEO has concluded that Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities and Use of Proceeds.
----------------------------------------------------

           As of October 31, 2003, the deadline for completing the share exchange transaction with Piezo, 81% of Omni's outstanding shares had been tendered to the Company in accordance with the instructions for exchanging shares (12,082,841 shares were issued through December 31, 2003 and an additional 824,880 shares are to be issued as of December 31, 2003). The other 19% had taken no action whatsoever and continue to own a minority interest in the Company's subsidiary. Shareholders of approximately
9,222 shares exercised their rights to dissent, and the Company repurchased the shares for $120.

          On November 23, 2003, Omni Medical Holdings, Inc. (the "Company") signed an Asset Purchase Agreement, which was deemed to have been completed as of December 1, 2003, by and between McCoy Business Services, Inc., a Kentucky corporation ("McCoy"), and the Company, and whereby the Company purchased all of McCoy's tangible assets related to medical transcription services provided by McCoy and assumed McCoy's lease for its principal office space. The consideration for this transaction was $360,000; with $100,000 paid as of December 31, 2003, and $240,000 to be paid in eight quarterly payments of $30,000 each, with an earnout provision, which is described fully in the Asset Purchase Agreement.

          The purchase price was allocated $60,000 for equipment, furniture and other depreciable assets; $140,000 for the customer list; $60,000 for the tradename; and $100,000 for a related Covenant Not to Compete of Marlene McCoy, McCoy's principal stockholder and director and executive officer, who was also given a two year Employment Agreement. A complete list of the equipment acquired and the Employment Agreement are respectively Exhibits A and C to the Asset Purchase Agreement.

          The consideration paid was negotiated at "arms length," and the directors of the Company determined that the consideration for the purchase was reasonable, under these circumstances.

          During the quarter ended December 31, 2003, the Company sold common stock under subscription agreements for 10,000, 200,000 and 25,000 shares at $0.60, $0.50 and $0.60 per share, respectively. The subscription agreement for 200,000 shares at $0.50 per share was with the wife of the Company's chief executive officer and president.

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


               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OMNI MEDICAL HOLDINGS, INC.


Date: 2/26/04                         By: /s/ Arthur D. Lyons
     ---------                           -----------------------------------
                                         Arthur D. Lyons, President,
                                         Treasurer and Director


Date: 2/26/04                         By: /s/ John Globoker
     ---------                           -----------------------------------
                                         John Globoker, Vice President,
                                         Secretary and Director