Form 10QSB/A
period 2003-09-30
OMNI MEDICAL HOLDINGS INC
filed 2004-03-09
CIK 1085402

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

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statement of Shareholders' Equity

                                 Shares                             Additional
                               issued and to  Amount      Amount      Paid-in
                                be issued     Issued   To be Issued   Capital
Balances, April 1, 2003          20,620,247  $ 20,620  $        0 $ 1,564,299

Disposition of subsidiary
(unaudited)                      (7,795,520)   (7,795)                 31,721

Sale of common stock pursuant
to private placements (unaudited)    92,216        92                  44,908

Earned compensation expense
(unaudited)                               -         -           -           -

Repurchase of dissenter's common
stock (unaudited)                    (9,222)       (9)          -        (111)
                                -----------
                                 12,907,721

Acquisition of Piezo on
September 5, 2003 (unaudited)     2,000,000     2,147       4,147     (11,812)

Net loss (unaudited)                      -        -            -           -
                                -----------  -------  ----------- -----------
Balances, September 30, 2003
(unaudited)                      14,907,721  $10,761  $     4,147 $ 1,629,005
                                ===========  =======  =========== ===========

[CONTINUED]

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statement of Shareholders' Equity

                                   Deferred                Advance
                                 compensation Accumulated receivable
                                    expense      deficit  shareholder  Total
Balances, April 1, 2003          $(41,111) $(1,332,566) $(24,708) $  186,534

Disposition of subsidiary
(unaudited)                                               24,708      48,634

Sale of common stock pursuant
to private placements (unaudited)                                     45,000

Earned compensation expense
(unaudited)                        14,799                             14,799

Repurchase of dissenter's common
stock                                                                   (120)

Acquisition of Piezo on
September 5, 2003 (unaudited)      (8,793)                           (18,605)

Net loss (unaudited)                          (185,636)             (185,636)
                                  -------  -----------  ----------  --------
Balances, September 30, 2003
(unaudited)                      $(35,105) $(1,518,202)             $ 90,606
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

  Effective May 2003, Omni entered into an agreement with one of its officers and shareholders whereby Omni agreed to exchange 100% of the common stock of MPSI and $36,000 cash for all shares of common stock of Omni owned individually or jointly by the officer and his wife. As of April 30, 2003, the assets of MPSI had a carrying value of approximately $442,000
  (primarily accounts receivable of approximately $53,000 inventories of approximately $387,000 and property and equipment of approximately $30,000) and MPSI's obligations and liabilities had a carrying value of approximately $527,000 (primarily accounts payable of approximately
  $226,000 and debt of approximately $286,000). Due to the related party nature of the transaction, no gain was recognized and shareholders' equity was increased by approximately $49,000. The results of operations from MPSI have been retroactively restated as discontinued operations.

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


Date: 03/08/04                       By: /s/ Arthur D. Lyons
     ---------                           -----------------------------------
                                         Arthur D. Lyons, President,
                                         Treasurer and Director


Date: 03/09/04                       By: /s/ John Globoker
     ---------                           -----------------------------------
                                         John Globoker, Vice President,
                                         Secretary and Director