Form 10KSB
period 2004-03-31
OMNI MEDICAL HOLDINGS INC
filed 2004-07-16
CIK 1085402

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 000-26177


                      OMNI MEDICAL HOLDINGS, INC.
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

                               N/A
     (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None Name of Each Exchange on Which Registered: None
Securities Registered under Section 12(g) of the Exchange Act:

                    $.001 par value common stock

     Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: March 31, 2004 - $1,181,146.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 9, 2004 - $1,600,240.20. There are approximately 6,154,770 shares of common voting stock of the Registrant beneficially owned by non-affiliates. These computations are based upon the bid price for the common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") on July 9, 2004, or $0.26 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes        No
                                                        ---       ---

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                               July 9, 2004

                                23,898,776

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     The past year has been one of great change for the Company. Effective May 2003, the Company entered into an Agreement with one of its officers and shareholders whereby the Company agreed to exchange 100% of the common stock of its wholly-owned subsidiary, Mastel Precision Surgical Instruments ("MPSI") and $36,000 cash for all shares of common stock of the Company owned individually or jointly by the officer and his wife, a total of 7,795,520 shares. As of April 30, 2003, the assets of MPSI had a carrying value of $442,000, and MPSI's obligations and liabilities had a carrying value of $527,000. Due to the related party nature of the transaction, no gain was recognized and shareholders' equity was increased by $49,000. The results of operations from MPSI have been retroactively restated as discontinued operations.

     Effective May 30, 2003, the Company completed an Asset Purchase Agreement with Medical Billings Management Inc. ("MBM"), a corporation based in Mississippi The aggregate purchase price was $403,979, including $150,000 paid at closing, a working capital loan of $75,000 payable on November 30, 2003 (paid in February 2004), and $215,279 payable on May 31, 2004 (subject to an adjustment based on actual revenues through May 2004). See Part III, Item 13, for reference to the Company's 8-K Current Report respecting this acquisition.

     In early July, 2003, Mastel Precision, Inc. changed its name to Omni Medical Holdings, Inc., a Nevada corporation. On September 3, 2003, the name was again changed, this time to Omni Medical of Nevada. This was done in order to facilitate the impending merger with Piezo Instruments, Inc., the Registrant.

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

     At the closing, and excluding the shares exchanged for Omni, the outstanding common stock of Piezo amounted to 2,000,000 shares, after taking into account a 1 for 14.5 reverse split and the following transactions: (1)In consideration of the closing of the Reorganization Agreement, certain principal stockholders of Piezo (i) delivered 1,466,379 post-split shares of Piezo for cancellation, which included 225,000 post-split shares of common stock underlying an option granted to one of the canceling stockholders; and
(ii) waived any registration rights that had been granted to them or were applicable to any of the cancelled shares. In exchange for the cancellation of these shares and the waiver of any registration rights, Piezo issued an aggregate of 500,000 post-split newly issued shares of common stock to the canceling stockholders. (2) Piezo issued 293,104 shares of common stock to certain principal stockholders of Piezo in exchange for services to be rendered under a six month consulting agreement, resulting in consulting expense of approximately $8,800, of which approximately $2,900 is deferred at December 31, 2003. See Part III, Item 13, for reference to the
Company's 8-K Current Report respecting this Agreement and Plan of
Reorganization.

     As of October 31, 2003, the deadline for completing the share exchange transaction with Piezo, 81% of Omni's outstanding shares had been tendered to the Company in accordance with the instructions for exchanging shares (2,443,062 shares were issued through December 31, 2003 and an additional 474,659 shares are to be issued as of December 31, 2003). The other 19% of Omni's outstanding shares had taken no action whatsoever and continue to own a minority interest in the Company's subsidiary. Shareholders of approximately 9,222 shares exercised their rights to dissent, and the Company repurchased the shares for an aggregate of $120.

     Omni Medical also announced the addition of Lance Weaver to the Board of Directors effective October 1, 2003. Mr. Weaver is a stockholder in the Company.

     Effective December 1, 2003, Omni completed an Asset Purchase Agreement with McCoy Business Services, Inc. ("McCoy"), a corporation based in Kentucky and a provider of medical transcription services. The aggregate purchase price was $391,989 including $156,300 payable at closing, and $235,689 payable in eight equal quarterly installments beginning on February 29, 2004. The quarterly payments are subject to an earn-out provision to be calculated based on a multiple of the amount by which revenues for each quarter are greater or less than a baseline amount. See Part III, Item 13, for reference to the Company's 8-K Current Report respecting this acquisition.

     On May 10, 2004, our Board of Directors resolved to dismiss Gelfand, Hochstadt Pangburn, P.C., as our principal independent accountant and to retain Mantyla McReynolds, Certified Public Accountants, of Salt Lake City, Utah, as our new principal independent accountant, and to audit our financial statements for the fiscal year ended March 31, 2004. See Part III, Item 13, for reference to the Company's 8-K Current Report respecting this action.

Business.
---------

     Omni Medical Holdings is in the business of providing medical services to doctors, clinics and hospitals. Currently, we provide medical transcription, billing and collection services. We are actively acquiring companies in these industries as well as other medical services related areas.

Principal Products or Services and their Markets.
-------------------------------------------------

     Omni provides medical transcription service to hospitals and healthcare facilities currently in seven states. Whenever a health care provider makes a diagnosis or provides a patient treatment, those actions must be documented. Government and insurance regulations are such that these important medical records, which affect patient health, must be in readable form. This results in the health care provider dictating the patient treatment in some form and someone else typing that dictation. Due to the obvious importance of this task, a transcriptionist must have a level of training well beyond a normal typist. This would include detailed knowledge of medical terminology and working knowledge of heath and science principles in a variety of medical disciplines. Transcription has become an important and essential service in all healthcare practices. Clients are usually charged a line rate of $0.11 - $0.18, depending on the work involved. Transcriptionists are usually hired on a subcontract basis, work out their home and are compensated on a per line basis. Quality assurance and other management personnel are full-time employees, provide services at the corporate office and are compensated on a salary basis.

     Omni also provides medical billing and collections services in the State of Mississippi. Medical billing and collections are the lifeblood of any healthcare facility. Accurate and timely collections insure an efficient practice and high standard of care.

     Omni is currently operating in seven states. The market, however, can encompass the entire country made possible through the electronic transfer of data. It is the intention of Omni Medical to focus its marketing efforts on mid-size metropolitan cities throughout the United States. Its expansion and acquisition strategies will position Omni to become a nationwide provider of medical services.

     Distribution Methods of the Products or Services.
     -------------------------------------------------

     The finished product (e.g., transcribed lines) is distributed digitally through electronic transmission to the client. Medical billings are either mailed or sent electronically first to the insurance companies. The patient is then billed for any difference that was not received from their insurance company. Insurance company and patient payments are remitted to a banking institution lockbox designated under the doctor's name or healthcare facility. Collections activities involve following up with either the insurance companies or patient for any payment not yet received within a designated amount of time.

     Status of any Publicly Announced New Product or Service.
     --------------------------------------------------------

     None; not applicable.

     Competitive Business Conditions.
     --------------------------------

     Healthcare services (e.g., transcription, billing, collections) is a highly fragmented industry. Two of our largest competitors are Medquist, Inc. ("MEDQ") and IDX Systems Corporation ("IDXC"), both of which are large and well funded publicly traded companies, with substantially more assets and
resources that Omni.   The primary competition comes from the healthcare
facility itself.   Due to the overhead expense of providing these services
internally, more healthcare facilities will be looking to outsource these duties to reduce costs.

     Transcription has become an important and essential service in all healthcare practices. According to the "MTIA," (a transcription trade association), medical transcription is a fragmented $15 billion industry, with revenues projected to approach $25 billion over the next five years.

     Medical billing and collections are the lifeblood of any healthcare facility. Accurate and timely collections ensure an efficient practice and high standard of care. Although no industry figures are available, it is known that approximately $1.5 trillion was spent on health care in the United States last year. Assuming that half of that amount occurred at the point of care, that would be a potential billing market of $750 billion. Health care providers that use billing services generally pay between 6-10% of the amount collected on their behalf. This would put the potential estimated revenue for billing services somewhere between $45-75 billion, and growing at a rate of 8% annually. With the rising cost of health care and an aging population, in five years the market could well be generating over $100 billion in annual revenue. Within the billing industry, there are generally no subcontractors, and all work from the corporate office.

     According to United State Government studies, the medical industry is growing at a rate of 8% annually, with estimates as high as 12% in the coming years. The need for medical services by healthcare providers will continue to mirror that growth rate. It is widely known that an increasingly aging population, along with a country that will spare no expense for personal consumption of medical care, will contribute to this growth. Healthcare providers will also remain under pressure to reduce operating expense and expand margins. The effect is that services currently provided internally will now be more readily outsourced. The outsourcing trend allows the health care provider to focus time and resources on providing health care, giving the opportunity for growth potential to medical service providers like Omni.

     Sources and Availability of Raw Materials and Names of Principal
     Suppliers.
     ----------

     None; not applicable.

     Dependence on One or a Few Major Customers.
     -------------------------------------------

     None; not applicable.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
     ------------------------------

     None; not applicable.

     Need for any Governmental Approval of Principal Products or Services.
     ---------------------------------------------------------------------

     Government regulations concerning the privacy of patient's health records are being phased in at this time. Known as "HIPPA," the effects of these regulations have been for all healthcare providers and vendors to upgrade both security and technology of patient records. For Omni as a vendor, it is compliant with HIPPA regulations and believes these regulations will only encourage healthcare providers to outsource more medical services.

     Effect of Existing or Probable Governmental Regulations on Business.
     --------------------------------------------------------------------

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

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

     We are deemed to be a "small business issuer," and we have selected to comply with the "small business issuer" disclosure requirements of Regulation SB of the Securities and Exchange Commission.

          Reporting Obligations.
          ----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

     "Penny Stock" Designation.
     --------------------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          *     with a price of less than five dollars per share;

          *     that are not traded on a "recognized" national exchange;

          * whose prices are not quoted on the NASDAQ automated quotation system; or

          * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          * get information about the investor's financial situation, investment experience and investment goals;

          * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Research and Development.
     -------------------------

     None; not applicable.

     Cost and Effects of Compliance with Environmental Laws.
     -------------------------------------------------------

     None; not applicable.

     Number of Employees.
     --------------------

     Our Company currently employs 29 employees, of which 25 are full-time.

Item 2.  Description of Property.
         ------------------------

     Omni has an interest in three parcels of real property: 1609 West Street, Montgomery, Alabama, that it is purchasing; 1867 Crane Ridge Drive, Suite #250-A, Jackson, Mississippi, and 1107 Mt. Rushmore Road, Suite 2, Rapid City, South Dakota, both of which are leased.

Item 3.  Legal Proceedings.
         ------------------

     To the knowledge of our management, no director or executive officer is party to any action in which any has an interest adverse to us, except that on October 1, 2003, certain minority shareholders of Omni notified the Company that they believe that Omni has taken actions that have diluted their interests. These minority shareholders have demanded the return of certain assets or a substantial financial settlement to be reached within 15 days. These minority shareholders have notified the Company of their intentions to make a filing with the American Arbitration Association pursuant to the Agreement for the Exchange of Common Stock dated April 15, 2002, if the matter is not resolved within the 15 day time frame. No such filing has been made, and there have been no stated monetary damages claimed. Management believes that the issues raised by these minority shareholders is without merit and management intends to vigorously defend any action, if filed. However, it is too early to determine the ultimate outcome of the matter.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to the Company's shareholders during the last quarter of our current fiscal year.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     There has never been any "established trading market" for our shares of common stock. Our common stock is presently quoted on the OTC Bulletin Board of the NASD under the symbol "ONMH" as reflected below. No assurance can be given that any market for our common stock will develop in the future or be maintained. If an "established trading market" ever develops in the future, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market.

     The range of high and low bid quotations for our common stock during each quarter for the last year, are shown below. Prices are inter-dealer quotations as reported by the NQB, LLC, and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                              Stock Quotations
                              ----------------


Quarter Ended                       High       Low
-------------                       ----       ---

April 1, 2003 through
June 30, 2003                       $0.03     $0.03

July 1, 2003 through
August 22, 2003                     $0.03     $0.02

August 25, 2003 through
September 30, 2003*                 $1.25     $0.02

October 1, 2003 through
December 31, 2003                   $1.26     $0.30

January 1, 2004 through
March 31, 2004                      $0.78     $0.26

*After a 1 for 14.5 reverse split.

Recent Sales of Unregistered Securities.
----------------------------------------

                                      Shares issued         Consideration
                                      -------------         -------------
Issuance of common stock in
exchange for note payable                303,134              $45,000

Sale of common stock pursuant
to private placement                     303,134               45,000

Sale of common stock pursuant
to private placement                   1,024,628              500,000

Issuance of common stock in
business acquisition                      46,108               30,000

Issuance of common stock for
services                                  30,355               14,813

Sale of common stock pursuant
to private placement                      92,216               45,000

Acquisition of Piezo Instruments       8,607,352          Exchange of shares

Sale of common stock pursuant
to stock purchase agreement              577,125              225,250

Sale of common stock pursuant
to private placement                     235,000              121,000

Issuance of common stock for
services                                  15,000                4,500

Holders.
--------

     As of July 9, 2004, there were 23,898,776 shares of common stock outstanding and approximately 305 stockholders of record.

Dividends.
----------

     We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized For Issuance under Equity Compensationn Plans.
-------------------------------------------------------------------

     We do not have any Equity Compensation Plans presently in place.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Capital Resource Requirements.
------------------------------

     Liquidity.
     ----------

     As of March 31, 2004, the Company's working capital deficit was $543,818, compared to a surplus of $113,000 as of March 31, 2003. The Company's cash balance decreased from $258,000 at March 31, 2003 to $6,140 at March 31,
2003. The decrease was primarily the result of utilizing $125,000 of cash to fund continuing operating activities for the year, cash used to fund discontinued operations of $33,000, cash paid for the acquisition of MBM and McCoy of $150,000 and $100,000 respectively, net cash paid to the shareholders of MPSI of $29,000 and $25,000 of deferred financing costs, offset by $391,250 received from the issuance of common stock and stock subscriptions and $75,000 of proceeds from the working capital loan from MBM.

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

     Effective October 1, 2003, Omni entered into an Employment Agreement with its Chief Executive Officer and President through December 31, 2008. The Agreement provides compensation at an annual base salary of $150,000 and increases to $180,000 annually the first month Omni's gross revenue exceeds $450,000 in a month. The Agreement also provides for a $75,000 bonus to be paid as of February 1, 2004, and awards stock options based upon revenue targets. As of March 31, 2004, no stock options have been earned under the Agreement. The $75,000 has been accrued in the attached financial statements.

     To support the above activities and commitments, the Company will need to seek additional financing including equity financing. A private securities offering was also initiated on February 15, 2004, and has raised $225,250 in net proceeds from the sale of 577,125 shares of common stock as of March 31, 2004. It is anticipated that the Company will raise additional funds from this offering or other private offerings, though no assurance can be given that sufficient funds will be raised to fund the Company's operations.

     During December 2003, Omni entered into a Loan Agreement and Security Agreement with Presidential Financial Corporation allowing the Company to borrow up to 80% of its accounts receivable or $300,000, whichever is less. The loan is secured by accounts receivable and other tangible assets of Omni and accrues interest at prime plus 2%. As of March 31, 2004, the Company had borrowed $44,956 on the line of credit.

     Results of Operations.
     ----------------------

     For the year ended March 31, 2004, the Company had revenues from continuing operations totaling $1,181,146 compared to $96,462 for the year ended March 31, 2003.

     Cost of sales for the year ended March 31, 2004, were $748,710 compared to $0 during the same period in the prior year. Cost of sales increased during the year ended March 31, 2003, due to increased revenues.

     General and administrative expenses for the year ended March 31, 2004, were $916,631 compared to $245,599 for the same period in 2003. The increase in is primarily due to non-cash items and expenses of being public.

     Interest expense was $37,298 for the year ended March 31, 2004, compared to $11,876 for the year ended March 31, 2003. The increase in the current fiscal year is due to acquisitions that we have completed.

Item 7.  Financial Statements.
         ---------------------

                   Omni Medical Holdings, Inc.

                   Independent Auditors' Report
                               and
                Consolidated Financial Statements

                        March 31, 2004

                   Omni Medical Holdings, Inc.


                        TABLE OF CONTENTS

                               Page

Independent Auditors' Report . . . . . . . . . . . . . . . .      1

Consolidated Balance Sheet - March 31, 2004 . . . . . . . . .   2-3

Consolidated Statements of Operations for the Years Ended
March 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . .     4

Consolidated Statements of Stockholders' Equity for the
Years Ended March 31, 2004 and 2003 . . . . . . . . . . . . .     5

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2004 and 2003 . . . . . . . . . . . . . . . . . . .   6-7

Notes to Consolidated Financial Statements . . . . . . . . .   8-19

                   Independent Auditors' Report


The Board of Directors and Shareholders
Omni Medical Holdings, Inc.


We have audited the accompanying consolidated balance sheet of Omni Medical Holdings Inc. as of March 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omni Medical Holdings, Inc., and subsidiaries as of March 31, 2004 and the results of operations and cash flows for the years ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Omni Medical Holdings, Inc. will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has accumulated losses from operations and a deficit in working capital. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds
Mantyla McReynolds
Salt Lake City, Utah
July 8, 2004

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Omni Medical Holdings, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Omni Medical Holdings, Inc. and subsidiaries ("the Company") for the year ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Omni Medical Holdings, Inc. and subsidiaries for the year ended March 31, 2003 in conformity with U.S. generally accepted accounting principles.


/s/Gelfond Hochstadt Pangburn P.C.
Gelfond Hochstadt Pangburn, P.C.


Denver, Colorado
September 2, 2003, except for the restatement adjustments described in Notes 1 and 3, as to which the date is September 5, 2003.

                   Omni Medical Holdings, Inc.
Consolidated               Balance Sheet
                          March 31, 2004


                              ASSETS

Current assets:
    Cash and cash equivalents                              $    6,140
    Accounts receivable, net, including unbilled amounts of
       approximately $214,926-Note 1                          377,326
    Employee advances                                           3,935
    Prepaid expenses                                            3,834
                                                           ----------
          Total current assets                                391,235

Property & equipment, net-Notes 1& 4                          262,434

Other assets:
     Deposits                                                     380
     Deferred financing costs-Note 11                          25,000
     Goodwill-Note 1                                           72,300
     Intangible assets, net-Note 1                            507,482
                                                           ----------
          Total other assets                                  605,162
                                                           ----------
TOTAL ASSETS                                               $1,258,831
                                                           ==========


          See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
              Consolidated Balance Sheet [continued]
                          March 31, 2004

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $   168,727
    Accrued expenses                                               255,999
    Line of credit- Note 6                                          44,956
    Notes payable, current portion-Note 7                          465,371
                                                               -----------
          Total current liabilities                                935,053

    Notes payable, net of current portion-Note 7                   229,532
                                                               -----------
          Total long-term liabilities                              229,532

              Total liabilities                                  1,164,585

Stockholders' equity:-Note 5
    Preferred stock, no par value, 1,000,000 shares authorized,
       no shares issued and outstanding                                  -
    Common stock, par value $0.001 per share; 50,000,000
       shares authorized; 15,260,187 issued and outstanding         15,260
    Common stock to be issued under reorganization agreement
 474,659 shares                                                        475
    Capital in excess of par value                               1,973,648
    Deferred compensation expense                                   (7,342)
    Accumulated deficit                                         (1,887,795)
                                                                ----------
          Total stockholders' equity                                94,246
                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,258,831
                                                                ==========

                See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
               Consolidated Statements of Operations
           For the years ended March 31, 2004 and 2003

                                                2004               2003
Revenue                                      $1,181,146         $   96,462
Cost of sales                                   748,710                  -
                                             ----------         ----------
Gross operating profit                          432,436             96,462

General and administrative expenses             916,631            245,599
                                             ----------         ----------
      Income (loss) from operations            (484,195)          (149,137)

Other income (expense):
  Interest income                                     -             32,284
  Interest expense                              (37,298)           (11,876)
                                             ----------         ----------
      Total other income (expense)              (37,298)            20,408
                                             ----------         ----------
Loss from continuing operations before income
taxes                                          (521,493)          (128,729)

Provision for income taxes                            -                  -
                                             ----------         ----------
Loss from continuing operations                (521,493)          (128,729)

Loss from discontinued operations, net of
taxes-Note 3                                    (33,736)          (386,361)
                                             ----------         ----------
Net loss                                     $ (555,229)        $ (515,090)
                                             ==========         ==========
Loss per share basic and diluted:
 Continuing operations                       $    (0.04)        $    (0.01)
                                             ==========         ==========
 Discontinued operations                     $    (0.01)        $    (0.02)
                                             ==========         ==========

Net loss per share                           $    (0.04)        $    (0.03)
                                             ==========         ==========
Weighted average number of common shares
outstanding-basic and diluted                14,708,706         19,805,993
                                             ==========         ==========


        See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
         Consolidated Statements of Stockholders' Equity
           For the Years Ended March 31, 2004 and 2003

                                                           Common  Additional
                                      Shares    Common   stock to   Paid in
                                      Issued     Stock   be issued  Capital
Balance April 1, 2002               12,305,536  $12,306   $     -  $  885,300
Restatement adjustment at merger
with Piezo, September 5, 2003        6,607,352    6,607                (6,607)

Issuance of common  stock in
exchange for note payable              303,134      303                44,697

Sale of common stock pursuant to
private placement                      303,134      303                44,697

Stock transferred to employees by
majority shareholder                                                   52,500

Sale of common stock pursuant to
private placements                   1,024,628    1,025               498,975

Issuance of common stock in
business acquisition                    46,108       46                29,954

Earned compensation expense

Issuance of common stock for
services                                30,355       30                14,783

Net loss for year ended
March 31, 2003
                                    ----------  -------    ------  ----------
Balance, March 31, 2003             20,620,247   20,620         -   1,564,299

Disposition of subsidiary           (7,795,520)  (7,795)               31,720

Sale of common stock pursuant to
private placements                      92,216       92                44,908

Repurchase of dissenter's common
stock                                   (9,222)      (9)                 (111)

Acquisition of Piezo on September
5, 2003                              2,000,000    1,525       475     (17,091)

Sale of common stock pursuant to
stock purchase agreement               577,125      577               224,673

Sale of common stock pursuant to
private placement                      235,000      235               120,765

Issuance of common stock for
services                                15,000       15                 4,485

Earned compensation expense

Net loss for year ended
March 31, 2004

Balance, March 31, 2004             15,734,846  $15,260   $   475 $ 1,973,648


[CONTINUED]

                   Omni Medical Holdings, Inc.
         Consolidated Statements of Stockholders' Equity
           For the Years Ended March 31, 2004 and 2003

                                  Deferred                            Total
                                   Compen-               Advance Stockholders'
                                   sation  Accumulated Receivable   Equity
                                  Expense     Deficit  Shareholder (Deficit)
Balance April 1, 2002             $(67,778) $  (817,476) $(24,708) $  (12,356)

Restatement adjustment at merger
with Piezo , September 5, 2003                                              -

Issuance of common  stock in
exchange for note payable                                              45,000

Sale of common stock pursuant to
private placement                                                      45,000

Stock transferred to employees by
majority shareholder                                                   52,500

Sale of common stock pursuant to
private placements                                                    500,000

Issuance of common stock in
business acquisition                                                   30,000

Earned compensation expense         26,667                             26,667

Issuance of common stock for
services                                                               14,813

Net loss for year ended
March 31, 2003                                 (515,090)             (515,090)
                                  --------   ----------   -------  ----------
Balance, March 31, 2003            (41,111)  (1,332,566)  (24,708)    186,534

Disposition of subsidiary                                  24,708      48,633

Sale of common stock pursuant to
private placements                                                     45,000

Repurchase of dissenter's common
stock                                                                    (120)

Acquisition of Piezo on September
5, 2003                           (8,793)                             (23,884)

Sale of common stock pursuant to
stock purchase agreement                                              225,250


Sale of common stock pursuant to
private placement                                                     121,000

Issuance of common stock for
services                                                                4,500

Earned compensation expense         42,562                             42,562

Net loss for year ended
March 31, 2004                                 (555,229)             (555,229)

Balance, March 31, 2004           $ (7,342) $(1,887,795)  $      - $   94,246
                                  --------  -----------   -------- ----------

           See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
              Consolidated Statements of Cash Flows
           For the years ended March 31, 2004 and 2003

                                              2004               2003
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations         $    (521,493)    $  (128,729)
Loss from discontinued operations             (33,736)       (386,361)
Adjustments to reconcile net loss to
net cash used in continuing operations:
    Depreciation and amortization             116,680          25,937
    Stock-based compensation expense           33,769          93,980
    Stock issued for services                   4,500               -
    Changes in operating assets and
    liabilities, net of effect of business
    acquisition and disposition:
      Accounts receivable                    (298,074)          9,418
      Employee advances                        (3,935)              -
      Prepaid expenses                         (3,834)              -
      Inventories disposed of with
      subsidiary                              400,888         146,807
      Deposits                                   (380)              -
      Accounts payable                       (103,931)            996
      Accrued expenses                        225,741         (11,135)
                                         ------------    ------------
         Net cash used in operating
         activities                          (183,805)       (249,087)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment          (15,649)        (54,960)
  Payment for disposition of subsidiary, net  (36,000)              -
  Payments for purchase of businesses        (475,094)        (65,000)
                                          -----------    ------------
       Net cash used in investing
       activities                            (526,743)       (119,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of dissenter's common stock           (120)              -
Deferred financing costs                      (25,000)              -
Borrowings on line of credit                   44,956               -
Proceeds from issuance of debt                 75,000         125,000
Payments of notes payable                     (27,361)        (52,334)
Proceeds from the issuance of common stock    391,250         545,000
                                         ------------    ------------
       Net cash provided by
       financing activities                   458,725         617,666
                                         ------------    ------------
       NET INCREASE (DECREASE) IN CASH       (251,823)        248,619
CASH AT BEGINNING OF YEAR                     257,963           9,344
                                         ------------    ------------
CASH AT END OF YEAR                      $      6,140    $    257,963
                                         ============    ============



              See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
        Consolidated Statements of Cash Flows [continued]
           For the years ended March 31, 2004 and 2003

                                                          2004      2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest in continuing operations  $    37,298    $    10,872
 Cash paid for interest in discontinued operations      1,402         34,841
 Cash paid for income taxes                                 -              -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
 Conversion of debt to equity                     $         -    $    45,000

BUSINESS ACQUISITIONS:
 Fair value of assets acquired                    $    795,968   $   184,761
 Issuance of debt/assumption of liabilities           (320,874)      (89,761)
 Common stock issued at acquisition                          -       (30,000)
                                                  ------------   -----------
 Cash paid                                        $    475,094   $    65,000
                                                  ============   ===========

         See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
            Notes to Consolidated Financial Statements
                          March 31, 2004

Note 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business - Omni Medical Holdings, Inc. ("Omni"), a Utah corporation, provides medical billing and transcription services to medical practitioners in Alabama, Mississippi, South Dakota and Kentucky.

          Organization - The company was previously organized as Piezo Instruments, Inc. ("Piezo"), a Utah corporation. Effective September 5, 2003, Piezo and Omni Medical of Nevada, Inc., a Nevada Corporation ("Omni Nevada") executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby Piezo agreed to acquire 100% of the issued and outstanding shares of common stock of Omni Nevada in exchange for up to 16,000,000 newly issued shares of common stock of Piezo, (of which 12,443,062 have been issued as of March 31, 2004 and 474,659 shares are to be issued as of March 31, 2004 for a total of 12,907,721 shares,) or approximately 86% of the post-Reorganization Agreement outstanding securities of Piezo. The transaction was accounted for as a reverse acquisition of Piezo by Omni Nevada. Shares of common stock authorized and issued have been retroactively restated to present the capital structure of Piezo. Concurrent with the merger, Piezo changed its name to Omni Medical Holdings, Inc.

          At the closing, and excluding the shares exchanged for Omni, the outstanding common stock of Piezo totaled 2,000,000 shares, after taking into account a 1 for 14.5 reverse split and the following transactions: 1. In consideration of the closing of the Reorganization Agreement, certain principal stockholders of Piezo
          (i) delivered 1,466,379 post-split shares of Piezo for cancellation, which included 225,000 post-split shares of common stock underlying an option granted to one of the canceling stockholders; and (ii) waived any registration rights that had been granted to them or were applicable to any of the cancelled shares. In exchange for the cancellation of these shares and the waiver of any registration rights, Piezo issued an aggregate of 500,000 post-split newly issued shares of common stock to the canceling stockholders. 2. Piezo issued 293,104 shares of common stock to certain principal stockholders of Piezo in exchange for services to be rendered under a six month consulting agreement, resulting in consulting expense of approximately $8,800.

          As of October 31, 2003, the deadline for completing the share exchange transaction with Piezo, approximately 81% of Omni's outstanding shares had been tendered to the Company in accordance with the instructions for exchanging shares (12,443,062 have been issued as of March 31, 2004 and 474,659 shares are to be issued as of March 31, 2004 for a total of 12,907,721 shares). The other 19% of Omni's outstanding shares had taken no action whatsoever a and continue to own a minority interest in the Company's subsidiary, Omni Nevada. Shareholders of approximately 9,222 post recapitalization shares exercised their rights to dissent, and the Company repurchased the shares for $120.

          On December 31, 2003, pursuant to the unanimous consent of the board of directors for Omni Medical of Nevada and Omni Medical Holdings, Inc., Omni Medical of Nevada sold, assigned and transferred to Omni Medical Holdings, Inc all shares of the common stock of Omni Medical Services, Inc. for $100.00.

          Principles of consolidation-The accompanying consolidated financial statements include the accounts of Omni Medical Holdings, Inc., its wholly owned subsidiary, Omni Medical Services, Inc. and its majority owned subsidiary, Omni Medical of Nevada, Inc. All significant intercompany balances and transactions are eliminated.

                   Omni Medical Holdings, Inc.
            Notes to Consolidated Financial Statements
                          March 31, 2004

Note 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            [continued]

          Revenue recognition- The Company recognizes revenue according to Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements which clarifies U.S. generally accepted accounting principles for revenue transactions.

          Use of estimates in preparation of financial statements- The preparation of financial statements in conformity with generally accepted accounting principles used in the U. S. requires management to make estimates and assumptions that affect the reported amounts of
          assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and cash equivalents- The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

          Bad debt and allowance for doubtful accounts- The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio. The Company provides an allowance for doubtful accounts which, based upon management's evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. The allowance at March 31, 2004 is $32,239.

          Concentrations of credit risk-The Company grants credit to its customers, generally without collateral. At March 31, 2004, two customers accounted for 42% of accounts receivable. During the years ended March 31, 2004 two customers accounted for 35% of sales, and during the year ended March 31, 2003 no one customer accounted for 10% or more of sales.

          Property and equipment- Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. The following is a summary of the estimated useful lives and depreciation methods used in computing depreciation expense:

                                        Depreciation          Estimated
               Asset                       Method             useful life

           Computer Equipment          Straight-line            3 years
           Office Equipment            Straight-line            5 years
           Furniture & Fixtures        Straight-line            7 years
           Equipment - Manufacturing   Straight-line            7 years
           Building & Land - Alabama   Straight-line           25 years


          Goodwill and intangible assets-The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the accounting and

                                   Omni Medical Holdings, Inc.
           Notes to Consolidated Financial Statements
                         March 31, 2004

Note 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            [continued]

          reporting for acquired goodwill and other intangible assets. The Company's goodwill consists $36,000 applicable the A&V medical transcription acquisition in July 2002 and $36,300 applicable to the Medical Billing Management purchase in May 2003. The Company continually tests goodwill for impairment and recognizes a loss when the carrying value exceeds the fair value. The Company has recorded no impairment charges for the years ended March 31, 2004 and 2003. The intangible asset consists of customer lists acquired in the acquisitions of A&V, Medical Billing Management and McCoy Business Services, Inc. as well as a trade name and non-compete agreements acquired in the McCoy acquisition. The intangible assets are being amortized over their useful life of between 2 and 5 years. Amortization expense for the years ended March 31, 2004 and 2003 were approximately $80,100 and $4,300, respectively.

          Amortization expense in the next five years is expected to be as follows:

                         3/31/05           $148,390
                         3/31/06            131,723
                         3/31/07             98,392
                         3/31/08             94,086
                         3/31/09             34,891

          Income taxes- The Company complies with the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

          Net Loss Per Common share-In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During the years ended March 31, 2004 and 2003 there were no common share equivalents outstanding.

          Stock based compensation-SFAS No. 123, "Accounting for Stock-Based Compensation" allows companies to choose wether to account for employee stock-based compensation on a fair-value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to account for stock-based compensation using APB 25. At March 31, 2004, the Company had no stock option plans.

          Fair value of financial instruments- The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short maturities of these instruments. The carrying value of the Company's short-term borrowings approximates fair value based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The fair values of the company's receivables and payables to related parties are not practicable to estimate due to the related party nature of the underlying transactions and indefinite payments terms.

          Derivative transactions- During the year ended March 31, 2003, the Company utilized certain short-term derivative instruments, options and puts of marketable equity securities, for trading purposes. The Company accounted for these transactions at fair value, based on market quotes and cash settlements, These transactions exposed the Company to certain market and credit risks related to the underlying investment and the counter-party, respectively. Included in interest income for the year ended March 31, 2003 is approximately $30,000 of gains from these transactions. The Company had no such transaction during the year ended March 31, 2004 and held no derivative instruments at March 31, 2004 and 2003.

                   Omni Medical Holdings, Inc.
            Notes to Consolidated Financial Statements
                          March 31, 2004

Note 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            [continued]

          Recent Accounting pronouncements- In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before a liability has been incurred. The Company adopted SFAS No. 146 in September of 2003. The adoption of SFAS No. 146 did not materially impact the Company's consolidated results of operations, financial position, or cash flow.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (see Stock-Based Compensation above).

          SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity ("SFAS No. 150") was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 became effective for the Company for new or modified financial instruments beginning June 1, 2003, and for existing instruments beginning June 28, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's Consolidated Financial Statements.

          In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes the Company has no guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company's financial statements.

          In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN No. 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending

                    Omni Medical Holdings, Inc.
            Notes to Consolidated Financial Statements
                          March 31, 2004

Note 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            [continued]

          after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.

Note 2    BUSINESS ACQUISITIONS

          Effective December 1, 2003, Omni, through its wholly-owned subsidiary, Omni Medical Services, Inc., ("OMS"), completed an asset purchase agreement with McCoy Business Services, Inc. ("McCoy"), a corporation based in Kentucky and a provider of medical transcription services. The aggregate purchase price was $391,989, including $156,300 payable at closing, and $235,689 payable in eight equal quarterly installments of $30,000 beginning on February 29, 2004. The quarterly payments are subject to an earn-out provision to be calculated based on a multiple of the amount by which revenues for each quarter are greater or less than a baseline amount. The adjustments will be recorded as an adjustment to the acquisition cost of McCoy. The first quarterly payment paid on March 31, 2004 was reduced by $1,878, the second quarterly payment was reduced by $2,433.

          The following table summarizes the estimated fair values of the assets acquired as of December 1, 2003, the date of acquisition. The allocation of the purchase price is subject to refinement.

                  Furniture and equipment                     $ 60,000
                  Intangible asset - customer list             135,689
                  Intangible asset - covenant not to compete   100,000
                  Intangible asset - trade name                 60,000
                  Goodwill                                      36,300
                                                              --------
                  Net assets acquired                         $391,989


          Effective May 30, 2003, Omni, through OMS, completed an asset purchase agreement with Medical Billing Management, Inc. ("MBM"), a corporation based in Mississippi and a provider of medical billing and collection services to medical practitioners. The aggregate purchase price was $403,979, including $150,000 paid at closing, $75,000 payable on November 30, 2003 (paid in February
          2004) and $215,279 payable on May 31, 2004 (unpaid as of July 5,
          2004). The May 31, 2004 payable was subject to an adjustment which was calculated based on a multiple of the amount by which revenues for the year ending May 31, 2004 was less than a baseline amount. The adjustment reduced the acquisition cost of MBM by $46,021.

          The following table summarizes the estimated fair values of the assets acquired as of May 30, 2003, the date of acquisition. The aggregate purchase price was discounted by $20,000 to impute interest on the non-interest bearing debt payable on November 30, 2003 and May 31, 2004. This discount has resulted in a $20,000 decrease to the amount included in intangible assets from the Company's initial allocation of the purchase price.

                  Omni Medical Holdings, Inc.
           Notes to Consolidated Financial Statements
                         March 31, 2004

Note 2    BUSINESS ACQUISITIONS [continued]

                  Accounts receivable, net            $  62,000
                  Furniture and equipment                78,000
                  Intangible asset-customer list        263,979
                                                      ---------
                  Net assets acquired                 $ 403,979


          Effective July 10, 2002, Omni entered into an asset purchase agreement with A&V Digital Transcription Services ("A&V"), a general partnership and provider of medical transcription services based in Alabama. On September 4, 2002, Omni formed Omni Medical Services, Inc., (formerly Mastel Precision Health Information Services, Inc. and a wholly-owned subsidiary of Omni) to operate the transcription services business acquired from A&V.

          The aggregate purchase price was $95,000, including $65,000 in cash, assumption of liabilities of $90,000 and common stock valued at $30,000.

          The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at July 10, 2002, the date of acquisition.

                  Current assets                  $   8,000
                  Property, plan and equipment      109,000
                  Intangible asset-customer list     32,000
                  Goodwill                           36,000
                                                  ---------
                  Total assets acquired             185,000
                  Current liabilities               (19,000)
                  Long-term debt                    (71,000)
                                                  ---------
                  Total liabilities assumed         (90,000)
                                                  ---------
                  Net assets acquired             $  95,000
                                                  =========

          The McCoy, MBM and A&V acquisitions were accounted for as purchases and their results of operations are included in the Company's financial statements from the dates of acquisition. Goodwill arising on the acquisition of A&V and McCoy is expected to be fully deductible for tax purposes. Intangible assets (customer lists and trade names) acquired from McCoy, MBM and A&V are expected to be amortized over 5 years and the covenant not to compete acquired from McCoy is to be amortized over 2 years.

          The following proforma financial information presents results as if the MBM and McCoy acquisitions had occurred at the beginning of the years ended March 31, 2004 and 2003:


                                                     2004              2003
                Revenues                          $1,962,908      $2,071,285
                Net loss                            (484,186)       (344,277)
                Basic and diluted loss per share  $    (0.03)     $    (0.02)

                  Omni Medical Holdings, Inc.
           Notes to Consolidated Financial Statements
                         March 31, 2004

Note 3    DISCONTINUED OPERATIONS

          Through May 2, 2003, Omni also produced handheld surgical instruments used by ophthalmic surgeons in refractive, corneal and LASIK surgeries and was also a developer of technology to ophthalmic surgeons, specifically within the domain of anterior segment cataract extraction, and foldable intra ocular lens placement as well as keratorefractive procedures such as LASIK. Omni operated its surgical instruments business through its wholly-owned subsidiary, Mastel Precision Surgical Instruments, Inc ("MPSI") out of its facility in Rapid City, South Dakota.

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

Note 4    PROPERTY AND EQUIPMENT

          The major categories of property and equipment are as follows:


                                                   3/31/2004

                Computer Equipment                $   96,349
                Office Equipment                      37,525
                Furniture & Fixtures                  45,286
                Equipment - Manufacturing             45,050
                Building & Land - Alabama             85,000
                Accumulated depreciation             (46,776)
                                                  ----------
                      Net property and equipment     262,434
                                                  ==========

          Depreciation expense was $36,514 in 2004, and $21,633 in 2003.

                   Omni Medical Holdings, Inc.
            Notes to Consolidated Financial Statements
                          March 31, 2004

Note 5    STOCKHOLDERS' EQUITY

          During the year ended March 31, 2004, 327,216 shares of common stock of the Company were issued in private placements at prices ranging from $0.50 to $0.75 per share. The sale of 200,000 shares at $0.50 per share was with the wife of the Company's chief executive officer and president.

          In December 2003, the Company entered into a Stock Escrow Agreement with an unrelated third party through which the Company issued 577,125 shares of restricted common stock to offshore investors pursuant to Regulation S, promulgated under the Securities Act of 1933. Pursuant to the agreement the escrow agent remitted 40 percent (40%) of the offer price or, $225,250 to the Company.

          In March 2004, the Company issued 15,000 shares of restricted common stock to an individual as an exit fee related to a possible acquisition of the individuals company. Management has estimated the fair market value of the exit fee as $4,500, which has been recorded as an expense in the accompanying financial statements.

          During the year ended March 31, 2003 1,327,762 post re-organization shares of common stock were issued in private placements at prices ranging from $0.14 to $0.49 per share; 303,134 post re-organization shares of common stock were issued in exchange for a note payable to an officer of the Company in the amount of $45,000 and 46,108 post re-organization shares of common stock valued at $30,000 were issued in connection with the Company's acquisition of the assets of A&V. During the year ended March 31, 2003, the Company's founding shareholder awarded 230,100 of his shares of the Company's common stock to Company employees. The Company has accounted for this award as a capital contribution by the founding shareholder resulting in compensation expense and an increase in additional paid-in capital of $52,500. Also during the year ended March 31, 2003, the Company reserved 130,000 shares of common stock for issuance to employees as compensation. Certain employees and directors were awarded 30,355 post re-organization shares of common stock valued at $0.49 per share resulting in compensation expense of $14,813.

Note 6    LINE OF CREDIT

          On December 19, 2003 the Company entered into a loan agreement and security agreement with Presidential Financial Corporation allowing the Company to borrow up to 80% of its accounts receivable or $300,000 whichever is less. The loan is secured by accounts receivable and other tangible assets of the Company and accrues interest at prime plus 2%. As of March 31, 2004, the Company owed $44,956 on the line of credit.

                   Omni Medical Holdings, Inc.
                 Notes to Financial Statements
                         March 31, 2004

Note 7    LONG-TERM DEBT

          The following is a summary of the Company's indebtedness as of March 31, 2004:


Note payable, interest at 5%, payable in  a
lump sum payment, originally due, May 2004,
collateralized by the assets of MBM                  $  315,906

Note payable, interest at 5%, payable in
quarterly payments of $30,000, due November
2005, collateralized by the assets of McCoy             207,867

Note payable, interest at 8%, payable in
monthly installments of $1,956, due July
2009 collateralized by all of the assets of
the company                                             101,998

Note payable, interest at 7.9%, payable in
monthly installments of $590, due July 2016,
collateralized by land and building                      56,115

Note payable, related party, interest at 5%,
payable in monthly installments of $375, due
September 2004                                           12,130

Note payable, interest at 3.2%, payable in
monthly installments of $905, due May 2004                  887
                                                    -----------
                                  Total             $   694,903
                                                    ===========

Future minimum note payments as of March 31, 2004, are approximately as follows:


                 Year Ending March 31:                  Amount
                        2005                        $   465,371
                        2006                            109,937
                        2007                             21,611
                        2008                             23,426
                     Thereafter                          74,558
                                                    -----------

                                                    $   694,903
                                                    ===========


Note 8    LEASES

          The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 2004:

                   Omni Medical Holdings, Inc.
                 Notes to Financial Statements
                         March 31, 2004
Note 8    LEASES [continued]

                     Year ended             Total
                   March 31, 2005         $100,952
                   March 31, 2006           90,314
                   March 31, 2007           24,475
                   Thereafter                    -
                                          --------
                   Totals                 $215,741
                                          ========

Note 9    INCOME TAXES

          Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2023. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.
                                       NOL
               Description           Balance            Tax         Rate
             Federal Income Tax    $1,877,795       $ 638,450        34%
             Valuation allowance                     (638,450)
                                                    ---------
             Deferred tax asset
             3/31/2004                              $       0
                                                    =========

Note 10   GOING CONCERN

          The Company's financial statements for the years ended March 31, 2004 and 2003 show incurred net losses of $893,779, and $515,090, respectively, and has a working capital deficiency of $543,818, as of March 31, 2004, raising substantial doubt about the company's ability to continue as a going concern. Management's plans to address concerns raised by this issue include:

          a. The disposition of MPSI will allow the Company to concentrate on its medical billing and transcription operations, which management believes can be operated more profitably than MPSI. MPSI's operating losses for the years ended March 31, 2004 and 2003 were approximately $33,700 and $386,300, respectively.

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

                   Omni Medical Holdings, Inc.
                  Notes to Financial Statements
                          March 31, 2004
Note 10   GOING CONCERN [continued]

          d. The Company is currently pursuing additional sources of liquidity in the form of commercial credit or additional sales of the Company's equity securities to fund a combination of short-term working capital requirements and growth

          There is no assurance that these or any efforts will be successful. However, management believes that these measures will enable the Company to have adequate funds to support operations for the next twelve months.

Note 11   RELATED PARTY TRANSACTIONS

          During the year ended March 31, 2003 the Company transferred inventory with a carrying value of approximately $20,000 to an officer and shareholder of the Company in exchange for a receivable. The shareholder used the inventory for promotional and other sales purposes on behalf of the Company. The Company entered into an agreement with the officer and shareholder whereby the receivable was to be settled in exchange for 32,944 shares of treasury stock, which management believes is the fair value of the stock. Accordingly, the amounts receivable from the shareholder have been shown as a reduction of stockholders equity at March 31, 2003. This agreement was terminated in connection with the disposition of MPSI in May 2003, and the receivable was acquired by the shareholder.

Note 12   COMMITMENTS AND CONTINGENCIES

          In 2003, the Company retained the services of an investment banking firm to raise capital for future acquisitions. Through March 31, 2004 the Company has paid $25,000 in deferred financing costs which will be offset against future equity proceeds.

          In conjunction with the MBM acquisition, Omni entered into an employment agreement with one of the MBM's former owners, guaranteeing employment with Omni through May 30, 2004 at an annual salary of $50,000 plus a performance based bonus.

          In conjunction with the McCoy acquisition, Omni entered into an employment agreement with one of the McCoy's former owners, guaranteeing employment with Omni through November 30, 2005 at an annual salary of $30,000 plus performance based bonuses and benefits.

          Omni entered into an employment agreement with its chief executive officer and president commencing October 1, 2003 through December 31, 2008. The agreement provides compensation at an annual base salary of $150,000 and increases to $180,000 annually the first month Omni's gross revenue exceeds $450,000 in a month. The agreement also provided for a $75,000 bonus to be paid on February 1, 2004 and awards stock options based upon achieving revenue targets. As of March 31, 2004, no stock options have been earned under the agreement. The $75,000 bonus has been accrued in these financial statements.

          On October 1, 2003, certain minority shareholders of Omni notified the Company that they believe that

                  Omni Medical Holdings, Inc.
                 Notes to Financial Statements
                         March 31, 2004

Note 12   COMMITMENTS AND CONTINGENCIES [continued]

          Omni has taken actions that have diluted their interests. These minority shareholders have demanded the return of certain assets or a substantial financial settlement to be reached within 15 days. These minority shareholders have notified the Company of their intentions to make a filing with the American Arbitration Association pursuant to the Agreement for the Exchange of Common Stock dated April 15, 2002 if the matter is not resolved within the 15 day time frame. No such filing has been made and there have been no stated monetary damages claimed. Management believes that the issues raised by these minority shareholders is without merit and management intends to vigorously defend any action, if filed. However, it is too early to determine the ultimate outcome of the matter.

Note 13   SUBSEQUENT EVENTS

          On July 6, 2004 the Company announced it has reached agreement to acquire a medical service provider based in the Midwest. Closing is scheduled for July 15, 2004.

          On June 29, 2004 the Company retained the services of Andrew & Associates, Inc. as its Investor Relations and Public Relations consulting firm.

          During April, May and June 2004 , 8,276,239 shares of common stock of the Company were issued in private placements at prices ranging from $0.32 to $0.40 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     On May 10, 2004, our Board of Directors resolved to dismiss Gelfand, Hochstadt Pangburn, P.C., as our principal independent accountant and to retain Mantyla McReynolds, Certified Public Accountants, of Salt Lake City, Utah, as our new principal independent accountant, and to audit our financial statements for the fiscal year ended March 31, 2004. See Part III, Item 13, for reference to the 8-K Current Report that provides additional information about this change in accountants.

Item 8(a).  Controls and Procedures.
------------------------------------

     As of the end of the 90 day period at the end of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the name, address, age and position of each officer and director of the Company:


    Name                Age                      Position
    ----                ---                   --------

Arthur D. Lyons          45                President, CEO, and Director


John Globoker            30                Corporate Vice President, Secretary
                                           and Director

Lance Weaver             44                Director

Term of Office.
---------------

     Directors are elected by our stockholders to serve until the next annual meeting of our stockholders or until their successors have been elected and have duly qualified. Officers are appointed to serve until the annual meeting of our Board of Directors following the next annual meeting of our stockholders and until their successors have been elected and have qualified.

     The following is a summary of the business experience of each of our current directors and executive officers:

     Arthur D. Lyons.  Since 1980, Mr. Lyons has held positions with
Merrill Lynch, E.F. Hutton, Prudential Securities and PaineWebber as investment representative, pension consultant, trader and portfolio manager. In 1999, Mr. Lyons formed LHM Trading, an investment firm, and in 2000, founded Interstate Advisors, Inc., a registered investment advisor. Mr. Lyons' broad financial experience has provided him with a solid background in the financial and investment fields. He holds a B.A. Degree in sociology with a minor in accounting from Samford University in Birmingham, Alabama, in 1979.

     John L. Globoker. Mr. Globoker was appointed Corporate Vice President and Secretary October, 1, 2003. He graduated from the University of Northern Colorado in Greeley, Colorado and earned his MBA from National American University in 2002. John has extensive marketing experience in the areas of human resources, finance and marketing primarily through his association with the Nash Finch Co. Mr. Globoker joined the Company in mid 2003, and was promoted to senior management shortly thereafter.

     Lance Weaver. Director, graduated in 1982 from the South Dakota School of Mines and Technology with a degree in Mechanical Engineering. Over the past twenty years, he has owned and operated several businesses. Currently he is Vice President and shareholder in Lloyd's, Inc., an international company, based in Rapid City, South Dakota, that engineers and manufactures inspection and security robots and cameras.

Family Relationships.
---------------------

     There are no family relationships between Mr. Lyons, Mr. Globoker and Mr. Weaver.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers:

          (1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     We believes all forms required to be filed under Section 16 of the Exchange Act for all of the Company's directors and executive officers have been timely filed.

Audit Committee.
----------------

     We have not adopted an audit committee as of the date of this Annual Report. We will disclose when and if we do adopt an audit committee in the future.

Code of Ethics.
---------------

     We have adopted a Code of Ethics and it is attached as Exhibit 14 to this Annual Report. See Part III, Item 13.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation.
------------------

     The following table shows the aggregate compensation that we have paid to directors and executive officers for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Arthur D.
Lyons          3/31/04    0     0     0     0      0     0      0
President,     6/30/03 6000*    0     0     0  17777*    0   2200*
CEO,
Director

Charles D.     3/31/04    0     0     0     0      0      0   0
Arbeiter       6/30/03    0     0     0     0   8889*     0   0
COO, Treas.,
Director

John Globoker  3/31/04  16615   0     0     0      0      0   0
Corp. V.P.,
Secretary,
Director

Lance Weaver   3/31/04    0     0     0     0      0      0   0
director

               * Received from Omni Nevada.

     We do not have any stock option, bonus, profit sharing, pension or similar plan; however, we may adopt such a plan in the future to attract and/or retain members of management or key employees.

Compensation of Directors.
--------------------------

     We do not compensate our Directors for service as such.

Employment Agreements.
----------------------

     In conjunction with the MBM acquisition, Omni entered into an Employment Agreement with one of the MBM's former owners, guaranteeing employment with Omni through May 30, 2004, at an annual salary of $50,000, plus a performance based bonus.

     In conjunction with the McCoy acquisition, Omni entered into an Employment Agreement with one of the McCoy's former owners, guaranteeing employment with Omni through November 31, 2005, at an annual salary of $30,000, plus performance based bonuses and benefits.

     Omni entered into an Employment Agreement with its Chief Executive Officer and President commencing October 1, 2003 through December 31, 2008. The Agreement provides compensation at an annual base salary of $150,000 and increases to $180,000 annually the first month Omni's gross revenue exceeds $450,000 in a month. The Agreement also provided for a $75,000 bonus to be paid as on February 1, 2004, and awards stock options based upon achieving revenue targets. As of March 31, 2004, no stock options have been earned under the Agreement. The $75,000 bonus has been accrued in these financial statements.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following table sets forth information concerning the beneficial ownership of Onmi common stock as of July 9, 2004, by each director and executive officer, all directors and officers as a group, and each person known to beneficially own 5% or more of its outstanding common stock.

       Name and Address                                      Percentage
     of Beneficial Owner           Shares Owned                Owned
     -------------------           ------------                -----

Arthur D. Lyons                       1,668,937                 7.0%
2319 Huntington Place
Rapid City, SD 57702

John L. Globoker                          -0-                    -0-
1225 Ames Street, Apt. #4
Spearfish, SD 57783

Lance Weaver                            114,234                  (2)
and Cindy Weaver
3921 Mary Drive
Rapid City, SD 57702

Charles D. Arbeiter                   1,835,852                  7.7%
4311 S. Glenview Place
Rapid City, SD 57702

Langley Park Investments              3,720,930                 15.6%
One Great Cumberland Place
London, UK W1H7AL

Al Rieman                             2,503,301                 10.5%
216 N. Berry Pine Road
Rapid City, SD 57702

LHM Trading (3)                       3,045,721                 12.7%
1107 Mt. Rushmore Road #2
Rapid City, SD 57701

Warren Shy                            1,269,265                  5.3%
P. O. Box 1301
Spearfish, SD 57783

Strategic Resources LLC               3,700,000                 15.5%
One Great Cumberland Place
London, UK W1H 7AL
Totals:                              17,744,006                 74.2%

         (1)  Is based on 23,898,776 shares outstanding.

         (2)  Less than 1%.

         (3) LHM Trading is controlled by Arthur D. Lyons, the President, CEO, Secretary and a Director of Omni.

Changes in Control.
-------------------

     To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the year ended March 31, 2003, Omni transferred inventory with a carrying value of approximately $20,000, to an officer and shareholder of Omni in exchange for a receivable. The shareholder used the inventory for promotional and other sales purposes on behalf of Omni. Omni entered into an agreement with the officer and shareholder whereby the receivable was settled in exchange for 32,944 shares of treasury stock, which management believes is
the fair value of the stock.   Accordingly, the amounts receivable from the
shareholder to Omni have been shown as a reduction of stockholders equity at March 31, 2003. This agreement was terminated in connection with the disposition of MPSI in May 2003, and the receivable was acquired by the shareholder.

Transactions with Promoters.
----------------------------

     Except as outlined under the caption "Transactions with Management," during the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.

     8-K Current Report dated September 5, 2003, as amended, and filed September 23, 2003, regarding the Agreement and Plan of Reorganization with Piezo Instruments, Inc.*

     8-K Current Report dated December 1, 2003, and filed March 2, 2004, regarding an Asset Purchase Agreement with McCoy Business Services.*

     8-K Current Report dated May 30, 2003, and filed May 10, 2004, regarding an Asset Purchase Agreement with Medical Billing Management.*

     8-K Current Report dated May 10, 2004, and filed May 13, 2004, regarding the change in accountants.*

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

         None.

          (ii)

Exhibit
Number               Description
------               -----------
 14           Code of Ethics

 21           Subsidiaries of the Company

 31.1         302 Certification of Arthur D. Lyons

 32           906 Certification


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to Omni by its principal accountants during the fiscal years ended March 31, 2004, and March 31, 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $             $

     Audit-related fees                $     0        $     0

     Tax fees                          $     0        $     0

     All other fees                    $     0        $     0

     Total fees                        $              $

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of Omni's annual financial statements and the review of financial statements included in Omni's Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Omni's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above. The fees disclosed in this category include due diligence, preparation of pro forma financial statements as a discussion piece for a Board member, and preparation of letters in connection with the filing of Current Reports on Form 8-K.

                                SIGNATURES

          In accordance with the requirements of the Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      OMNI MEDICAL HOLDINGS, INC.


Date: 07/15/04                       By: /s/ Arthur D. Lyons
     ---------                           -----------------------------------
                                         Arthur D. Lyons, President,
                                         Treasurer and Director


Date: 07/15/04                       By: /s/ John Globoker
     ---------                           -----------------------------------
                                         John Globoker, Vice President,
                                         Secretary and Director