Form 10QSB
period 2004-06-30
OMNI MEDICAL HOLDINGS INC
filed 2004-08-20
CIK 1085402

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                       Commission File No. 000-26177


                        OMNI MEDICAL HOLDINGS, INC.
                        ---------------------------
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


                              August 19, 2004

                                25,058,599
                                ----------

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

                   Omni Medical Holdings, Inc.

           Condensed Consolidated Financial Statements

                        June 30, 2004

                   Omni Medical Holdings, Inc.
       Unaudited Condensed Consolidated Balance Sheet
                          June 30, 2004


                              ASSETS

Current assets:
    Cash and cash equivalents                               $       203
    Accounts receivable, net, including unbilled amounts of
    approximately $204,926                                      363,801
    Employee advances                                             3,935
    Prepaid expenses                                             71,575
                                                            -----------
          Total current assets                                  439,514

Property & equipment, net                                       248,938

Other assets:
     Deposits                                                       380
     Deferred financing costs                                    25,000
     Goodwill                                                    72,300
     Intangible assets, net                                     470,385
                                                            -----------
          Total other assets                                    568,065
                                                            -----------
TOTAL ASSETS                                                $ 1,256,517
                                                            ===========

    See  notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
    Unaudited Condensed Consolidated Balance Sheet [continued]
                          June 30, 2004

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $   221,851
    Accrued expenses                                            216,161
    Line of credit                                               86,640
    Notes payable, current portion                              498,482
                                                            -----------
          Total current liabilities                           1,023,134

    Notes payable, net of current portion                       187,386
                                                            -----------
          Total long-term liabilities                           187,386
              Total liabilities                               1,210,520
Stockholders' equity:
    Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                 -
    Common stock, par value $0.001 per share; 50,000,000
     shares authorized; 16,115,496 issued and outstanding        16,115
    Common stock to be issued under reorganization agreement
     474,659 shares                                                 475
     Capital in excess of par value                           2,063,043
     Deferred compensation expense                               (3,977)
     Accumulated deficit                                     (2,029,659)
                                                            -----------
          Total stockholders' equity                             45,997
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,256,517
                                                            ===========


             See notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
     For the three month periods ended June 30, 2004 and 2003

                                                2004        2003
Revenue                                     $ 397,867    $  80,280
Cost of sales                                 282,219        4,989
                                            ---------    ---------
Gross operating profit                        115,648       75,291
General and administrative expenses           246,045       82,944
                                            ---------    ---------
      Income (loss) from operations          (130,397)      (7,653)

Other income (expense):
  Interest income                                   -          260
  Interest expense                            (11,468)      (6,305)
                                            ---------    ---------
       Total other income (expense)           (11,468)      (6,045)
                                            ---------    ---------
Loss from continuing operations before
income taxes                                 (141,865)     (13,698)
    Provision for income taxes                      -            -
                                            ---------    ---------
Loss from continuing operations              (141,865)     (13,698)
Loss from discontinued operations                   -      (33,736)
                                            ---------    ---------
Net loss                                    $(141,865)   $ (47,434)
                                            =========    =========
Loss per share basic and diluted:
 Continuing operations                      $   (0.01)   $   (0.01)
                                            =========    =========
 Discontinued operations                    $    0.00    $   (0.01)
                                            =========    =========
 Net loss per share-basic and diluted       $   (0.01)   $   (0.01)
                                            =========    =========
Weighted average number of common shares
outstanding-basic and diluted              16,102,606   17,099,636
                                           ==========   ==========


    See notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statements of Cash Flows
     For the three month periods ended June 30, 2004 and 2003

                                                2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations          $    (141,865)    $   (13,698)
Loss from discontinued operations                    -         (33,736)
Adjustments to reconcile net loss to net cash used in continuing operations:

    Depreciation and amortization               51,112           5,264
    Stock-based compensation expense             3,366           3,162
    Stock issued for services                   75,600               -
   Changes in operating assets and
   liabilities, net of effect of business
   acquisition and disposition:
      Accounts receivable                       13,525         (33,684)
      Prepaid expenses                         (67,741)         (5,000)
      Accounts payable                          53,124         (18,223)
      Accrued expenses                         (39,838)        (30,074)
                                         -------------     -----------
           Net cash used in operating
           activities                          (52,717)       (125,989)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment              (519)              -
  Payment for disposition of subsidiary, net         -         (36,000)
  Payments for purchase of businesses                -        (150,000)
                                         -------------     -----------
           Net cash used in investing
           activities                             (519)       (186,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit                    41,684               -
Proceeds from issuance of debt                       -          75,378
Net payments of notes payable                   (9,035)         (9,502)
Proceeds from the issuance of common stock      14,650               -
                                         -------------     -----------
           Net cash provided by financing
           activities                           47,299          65,876
                                         -------------     -----------
           NET INCREASE (DECREASE) IN CASH      (5,937)       (246,113)
CASH AT BEGINNING OF PERIOD                      6,140         257,963
                                         -------------     -----------
CASH AT END OF PERIOD                    $         203     $    11,850
                                         =============     ===========




          See notes to condensed consolidated financial statements

                              Omni Medical Holdings, Inc.
        Consolidated Statements of Cash Flows [continued]
            For the years ended June 30, 2004 and 2003


                                                         2004      2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest in continuing operations    $    11,468    $  6,305
 Cash paid for interest in discontinued operations            -       1,402
 Cash paid for income taxes                                   -           -

BUSINESS ACQUISITIONS:
 Fair value of assets acquired                      $         -    $450,000
 Issuance of debt/assumption of liabilities                   -    (300,000)
                                                    -----------    --------
  Cash paid                                         $         -    $150,000
                                                    ===========    ========



          See notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                          June 30, 2004

Note 1         BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

     Business - Omni Medical Holdings, Inc. ("Omni"), a Utah corporation, provides medical billing and transcription services to medical practitioners in Alabama, Mississippi, South Dakota and Kentucky.

     Organization - The company was previously organized as Piezo Instruments, Inc. ("Piezo"), a Utah corporation. Effective September 5, 2003, Piezo and Omni Medical of Nevada, Inc., a Nevada Corporation ("Omni Nevada") executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby Piezo agreed to acquire 100% of the issued and outstanding shares of common stock of Omni Nevada in exchange for up to 16,000,000 newly issued shares of common stock of Piezo, (of which 12,443,062 have been issued as of June 30, 2004 and 474,659 shares are to be issued as of June 30, 2004 for a total of 12,907,721 shares,) or approximately 86% of the post-Reorganization Agreement outstanding securities of Piezo. The transaction was accounted for as a reverse acquisition of Piezo by Omni Nevada. Shares of common stock authorized and issued have been retroactively restated to present the capital structure of Piezo. Concurrent with the merger, Piezo changed its name to Omni Medical Holdings, Inc.

     Interim financial statements-The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. There has not been any change in the significant accounting policies of Omni Medical Holdings, Inc. for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

Note 2 DISCONTINUED OPERATIONS

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

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                          June 30, 2004

Note 3 STOCKHOLDERS' EQUITY/SUBSEQUENT EVENTS

     During the quarter ended June 30, 2004 the Company issued 99,309 shares of its restricted common stock to offshore investors pursuant to Regulation S, promulgated under the Securities Act of 1933, and received consideration of $14,650.

     Also during the three month period ended June 30, 2004, the Company issued 756,000 shares of restricted common stock to various consultants for services to be performed over a term of 1 to 2 years. Management has estimated the fair market value of the fees at $75,600, of which $8,383 have been expensed and the remaining $67,217 have been recorded as a prepaid expense to be amortized over the life of the contracts.

     In June 2004, the Company issued 3,700,000 shares of common stock that have been placed in escrow pending the completion of a loan agreement. However, as of August 18, 2004 the terms of the agreement had not yet been consummated.

     In July 2004, the Company entered into a Stock Purchase Agreement ("The agreement") with a London based investment company. Pursuant to the agreement the Company has agreed to exchange 4,400,000 shares of its restricted common stock for an equal value of non restricted shares in an investment trust.

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

RESULTS OF OPERATIONS

     For the three-month period ended June 30, 2004, the Company had revenue from continuing operations totaling $397,867, as compared to revenue of $80,280 for the three-month period ended June 30, 2003.

     Cost of sales in the three months ended June 30, 2004, was $282,219. Cost of sales totaled $4,989 during the same period in the prior year.

     During the three months ended June 30, 2004, general and administrative expenses totaled $246,045 versus a figure of $82,944 for the same period in 2003. As with the changes in revenue and cost of goods sold, this increase is due to the fact that in May, 2003, we spun off our wholly-owned subsidiary, Mastel Precision Surgical Instruments, and had very limited operations during the rest of that quarter.

     We incurred a net loss of $141,865 during the quarter ended June 30, 2004, as compared to a net loss of $47,434 in the year-ago period.

CAPITAL RESOURCE REQUIREMENTS

LIQUIDITY

     As of June 30, 2004, our working capital deficit was $583,620. Our cash balance decreased from $6,140 at March 31, 2004, to $203 at June 30, 2004. The decrease was primarily the result of utilizing net cash of $52,717 to fund operating activities for the year. We also used net cash of $519 in investing activities during the three months ended June 30, 2004. During the same period, financing activities provided $47,299 in net cash.

     We currently have commitments under an Employment Agreement with one of the former owners of MBM through May 30, 2005, renewable annually, guaranteeing annual compensation of $50,000 plus a performance based bonus. We also have an Employment Agreement with one of the former owners of McCoy Business Services, Inc. through November 30, 2005, guaranteeing annual compensation of $30,000 plus a performance based bonus. We currently lease office space under an operating lease for $6,000 per month, which terminates July 31, 2006.

     Effective October 1, 2003, Omni entered into an Employment Agreement with its chief executive officer and president through December 31, 2008. The agreement provides compensation at an annual base salary of $150,000 and increases to $180,000 annually the first month Omni's gross revenue exceeds $450,000 in a month. The Agreement also provides for a $75,000 bonus to be paid as of February 1, 2004, and awards stock options based upon revenue targets. As of June 30, 2004, no stock options have been earned under the Agreement. The $75,000 has been accrued in the attached financial statements.

     To support the above activities and commitments, In this regard, we have entered into a Stock Purchase Agreement with Langley Park Investments PLC as discussed in Part II, Item 5, below. In addition, we have negotiated a $600,000 loan from Stragegic Resources, LLC; however, the loan agreement has not been executed and we can provide no assurance that it will ever be consummated.

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
-----------

     The following table provides information about all "unregistered" and "restricted" securities that we have sold during the quarterly period ended June 30, 2004, which were not registered under the Securities Act of 1933, as amended:


                      Date            Number of       Aggregate
Name of Owner         Acquired        Shares          Consideration
-------------         --------        ------          -------------


Various investors     4-16-04           99,309 (1)    $14,650

Langley Park          6-14-04        3,720,930 (1)    Equal value of
Investments PLC                                       unrestricted shares
                                                      (906,167 shares) of
                                                      investment trust

Strategic Resources   6-14-04        3,700,000 (2)    Security for $600,000
LLC                                                   loan (3)

Various               6-30-04          756,000 (2)    Services valued at
consultants                                           $75,600


     (1) We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Regulation S of the Securities and Exchange Commission.

     (2) We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

     (3) These shares have been issued and delivered to the escrow agent identified in the Secured Loan Agreement between the parties. However, no final agreement has been entered into and we can provide no assurance that there will be any final agreement. If we do not enter into any such agreement, we will re-obtain and cancel these shares.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

     On May 30, 2003, we signed an Asset Purchase Agreement with Medical Billing Management, Inc., a Mississippi corporation ("MBM"), by and through Margaret Brown, MBM's President, whereby we purchased all of MBM's tangible assets related to medical billing and collection services provided by MBM. This transaction was disclosed in a Current Report on Form 8-K dated May 30, 2004, and filed with the Securities and Exchange Commission on May 10, 2004. See the Exhibit Index, Part II, Item 6 of this Report.

     On July 14, 2004, which is subsequent to the period covered by this Report, we entered into a Stock Purchase Agreement with Langley Park Investments, PLC, a corporation organized under the laws of England and Wales (the "Agreement"). Under the Agreement, we agreed to issue to Langley Park 4,400,000 "unregistered" and "restricted" shares of our common stock in exchange for a number of shares of Langley Park that is equal to the market value of our 4,400,000 shares (as determined by multiplying 4,400,000 by the average of the closing bid price of our common stock immediately preceding July 30, 2004) after adjusting for the exchange rate between the U.S. dollar and the British pound. Based on this calculation, Langley Park was obligated to issue 906,167 shares to us. We issued 3,720,930 of our shares to Langley Park on June 14, 2004, and issued the remaining 679,070 shares on August 10, 2004.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31   302 Certification of Arthur D. Lyons.

               32   906 Certification.

          (b)  Reports on Form 8-K.

     Current Report on Form 8-K dated May 30, 2003, and filed May 10, 2004, regarding Asset Purchase Agreement with MBM.

     Current Report on Form 8-K dated May 10, 2004, and filed May 13, 2004, regarding change in accountants.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OMNI MEDICAL HOLDINGS, INC.


Date: 8/20/04                             /s/ Arthur D. Lyons
     ---------                           -----------------------------------
                                         Arthur D. Lyons, President,
                                         Treasurer and Director


Date: 8/20/04                             /s/ John Globoker
     ---------                           -----------------------------------
                                         John Globoker, Vice President,
                                         Secretary and Director