Form 10QSB
period 2004-09-30
OMNI MEDICAL HOLDINGS INC
filed 2004-11-18
CIK 1085402

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                            November 15, 2004

                                22,185,496
                                ----------

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

                   Omni Medical Holdings, Inc.

           Condensed Consolidated Financial Statements

                     September 30, 2004

                   Omni Medical Holdings, Inc.
         Unaudited Condensed Consolidated Balance Sheet
                       September 30, 2004


                              ASSETS

Current assets:
    Cash and cash equivalents                               $       931
    Accounts receivable, net, including unbilled amounts of
    approximately $244,029                                      429,710
    Short-term investments, at fair value-Note 3                507,454
    Employee advances                                             3,935
    Prepaid expenses                                             74,961
                                                            -----------
          Total current assets                                1,016,991

Property & equipment, net                                       228,816

Other assets:
     Deposits                                                       380
     Deferred financing costs                                    25,000
     Goodwill                                                    72,300
     Intangible assets, net                                     433,287
                                                            -----------
          Total other assets                                    530,967
                                                            -----------
TOTAL ASSETS                                                $ 1,776,774
                                                            ===========

    See  notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
    Unaudited Condensed Consolidated Balance Sheet [continued]
                       September 30, 2004

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $   264,574
    Accrued expenses                                            101,372
    Line of credit                                               97,448
    Notes payable, current portion                              529,871
                                                            -----------
          Total current liabilities                             993,265

    Notes payable, net of current portion                       170,075
                                                            -----------
          Total long-term liabilities                           170,075
              Total liabilities                               1,163,340
Stockholders' equity-Note 3:
    Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                 -
    Common stock, par value $0.001 per share; 50,000,000
     shares authorized; 21,585,496 issued and outstanding        21,585
    Common stock to be issued under reorganization agreement
     474,659 shares                                                 475
     Capital in excess of par value                           2,750,527
     Deferred compensation expense                                 (611)
     Accumulated deficit                                     (2,158,542)
                                                            -----------
          Total stockholders' equity                            613,434
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,776,774
                                                            ===========


             See accompanying notes to financial statements

                    Omni Medical Holdings, Inc.
   Unaudited Condensed Consolidated Statements of Operations
For the three month and six month periods ended September 30, 2004 and 2003


                         For the three months ended For the Six months ended
                                September 30,             September 30,
                            2004        2003            2004      2003
Revenue                   $ 409,637  $  299,559    $   807,505     $  379,839
Cost of sales               250,514     199,485        532,733        204,474
                          ---------  ----------    -----------     ----------
Gross operating profit      159,123     100,074        274,772        175,365
General and administrative
expenses                    270,051     226,603        516,097        309,547
                          ---------  ----------    -----------     ----------
      Income (loss) from
      operations           (110,928)   (126,529)      (241,325)      (134,182)

Other income (expense):
  Interest income                 -           -              -            260
  Interest expense          (12,350)    (11,673)       (23,818)       (17,978)
  Loss on sale of assets     (5,605)          -         (5,605)             -
                          ---------  ----------    -----------     ----------
       Total other income
       (expense)            (17,955)    (11,673)       (29,423)       (17,718)
                          ---------  ----------    -----------     ----------
Loss from continuing
operations before income
taxes                      (128,883)   (138,202)      (270,748)      (151,900)
Provision for income taxes        -           -              -              -

                          ---------  ----------    -----------     ----------
Loss from continuing
operations                 (128,883)   (138,202)      (270,748)      (151,900)
Loss from discontinued
operations                        -           -              -        (33,736)
                          ---------  ----------    -----------     ----------
Net loss                  $(128,883) $ (138,202)   $  (270,748)    $ (185,636)
                          =========  ==========    ===========     ==========
Loss per share basic and diluted:
 Continuing operations    $   (0.01) $    (0.01)   $     (0.01)    $    (0.01)
                          =========  ==========    ===========     ==========
 Discontinued operations  $    0.00  $     0.00    $      0.00     $     0.00
                          =========  ==========    ===========     ==========
 Net loss per share-basic
 and diluted              $   (0.01) $    (0.01)   $     (0.01)    $    (0.01)
                          =========  ==========    ===========     ==========
Weighted average number of
common shares outstanding
-basic and diluted       16,562,509  13,457,914     16,380,172     14,420,323
                         ==========  ==========    ===========     ==========

      See notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statements of Cash Flows
   For the six month periods ended September 30, 2004 and 2003

                                                2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations          $    (270,748)    $  (151,900)
Loss from discontinued operations                    -         (33,736)
Adjustments to reconcile net loss to net cash used in continuing operations:

    Depreciation and amortization              102,007          36,688
    Stock-based compensation expense             6,731          14,799
    Stock issued for services                   50,221               -
    Loss on sale of assets                       5,605               -
   Changes in operating assets and
   liabilities, net of effect of business
   acquisition and disposition:
      Accounts receivable                      (52,384)        (41,415)
      Prepaid expenses                           1,252          (6,654)
      Accounts payable                          95,847          43,431
      Accrued expenses                         (17,127)         24,740
                                         -------------     -----------
           Net cash used in operating
           activities                          (78,596)       (114,047)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment              (519)         (5,687)
  Proceeds from sale of assets                     720               -
  Payment for disposition of subsidiary, net         -         (36,000)
  Payments for purchase of businesses                -        (150,000)
                                         -------------     -----------
           Net cash provided by (used in)
           investing activities                    201        (191,687)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs                             -         (25,000)
Borrowings on line of credit                    52,493               -
Proceeds from issuance of debt                  78,000          75,378
Net payments of notes payable                  (72,957)        (19,695)
Proceeds from the issuance of common stock      15,650          45,000
                                         -------------     -----------
           Net cash provided by financing
           activities                           73,186          75,683
                                         -------------     -----------
           NET INCREASE (DECREASE) IN CASH      (5,209)       (230,051)
CASH AT BEGINNING OF PERIOD                      6,140         257,963
                                         -------------     -----------
CASH AT END OF PERIOD                    $         931     $    27,912
                                         =============     ===========





          See accompanying notes to financial statements

                       Omni Medical Holdings, Inc.
        Consolidated Statements of Cash Flows [continued]
   For the six month periods ended September 30, 2004 and 2003


                                                         2004      2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest in continuing operations    $    23,818    $  9,891
 Cash paid for interest in discontinued operations            -       1,402
 Cash paid for income taxes                                   -           -

NON-CASH OPERATING ACTIVITIES:
 Stock issued as prepaid expenses                   $    72,379    $      -

NON-CASH INVESTING ACTIVITIES:
 Stock issued for short-term investments            $   507,454    $      -

NON-CASH FINANCING ACTIVITIES:
 Stock issued to relinquish debt                    $   137,500    $      -

BUSINESS ACQUISITIONS:
 Fair value of assets acquired                      $         -    $450,000
 Issuance of debt/assumption of liabilities                   -    (300,000)
                                                    -----------    --------
  Cash paid                                         $         -    $150,000
                                                    ===========    ========



          See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                      September 30, 2004

Note 1 BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

     Business - Omni Medical Holdings, Inc. ("Omni"), a Utah corporation, provides medical billing and transcription services to medical practitioners in Alabama, Mississippi, South Dakota and Kentucky.

     Organization - The company was previously organized as Piezo Instruments, Inc. ("Piezo"), a Utah corporation. Effective September 5, 2003, Piezo and Omni Medical of Nevada, Inc., a Nevada Corporation ("Omni Nevada") executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby Piezo agreed to acquire 100% of the issued and outstanding shares of common stock of Omni Nevada in exchange for up to 16,000,000 newly issued shares of common stock of Piezo, (of which 12,443,062 have been issued as of September 30, 2004 and 474,659 shares are to be issued as of September 30, 2004 for a total of 12,907,721 shares,) or approximately 86% of the post-Reorganization Agreement outstanding securities of Piezo. The transaction was accounted for as a reverse acquisition of Piezo by Omni Nevada. Shares of common stock authorized and issued have been retroactively restated to present the capital structure of Piezo. Concurrent with the merger, Piezo changed its name to Omni Medical Holdings, Inc.

     Interim financial statements- The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

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

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                        September 30, 2004

Note 3 STOCKHOLDERS' EQUITY

     During the quarter ended June 30, 2004 the Company issued 99,309 shares of its of restricted common stock to offshore investors pursuant to Regulation S, promulgated under the Securities Act of 1933, and received consideration of $15,650.

     During the six month period ended September 30, 2004, the Company issued 956,000 shares of restricted common stock to various consultants for services to be performed over a term of 1 to 2 years. Management has estimated the fair market value of the fees at $95,600, of which $23,221 have been expensed and the remaining $72,379 have been recorded as a prepaid expense to be amortized over the life of the contracts.

     In June 2004, the Company issued 3,700,000 shares of common stock that have been placed in escrow pending the completion of a loan agreement. However, as of November 10, 2004 the terms of the agreement had not yet been consummated.

     In July 2004, the Company entered into a Stock Purchase Agreement ("The agreement") with a London based investment company. On September 30, 2004, pursuant to the agreement, the Company exchanged 4,400,000 shares of its restricted common stock for 906,167 shares in an off-shore investment trust. On that date the investment trust shares were trading at a price equivalent to $.56 per share for a total investment of $507,454. The Company has classified the investment as available for sale and carries the investment at fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company also issued 220,000 shares of its common stock to an investment banker as compensation in this transaction. Management has estimated the fair market value of these services at $22,000 which has been recorded as an expense in the accompanying financial statements.

     On September 7, 2004 by unanimous consent the Company's board of directors approved and authorized the exchange of 600,000 shares of the Company's common stock to the Company's President and Chief Executive Officer in return for all accrued salary and any interest or penalties in connection with the accrued salary totaling $137,500.

     On September 28, 2004 the Company issued 50,000 shares of its common stock to its Vice President for services. Management has estimated the fair market value of the services to be $5,000, which has been recorded as an expense in the accompanying financial statements.

Note 4 RELATED PARTY TRANSACTIONS

     During the three month period ended September 30, 2004 the Company's President and Chief Executive Officer loaned the Company $29,500. The loan is payable on demand, unsecured and interest free.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2004.
--------------------------------------

During the quarterly period ended September 30, 2004, we recorded revenue of $409,637, a 36.7% increase from revenue of $299,559 in the quarter ended September 30, 2003.

Cost of sales totaled $250,514, versus $199,485 in the second fiscal quarter of 2003. This increase is roughly commensurate with the amount of our revenue increase.

During the second fiscal quarter of 2004, we recorded general and administrative expenses of $270,051. These expenses totaled $226,603 in the year-ago period.

Interest expense was $12,350 and $11,673 for the three-month period ended September 30, 2004, and September 30, 2003, respectively.

For the three-month period ended September 30, 2004, we incurred a loss from continuing operations of $128,883, as compared to a loss of $138,202 for the three-month period ended September 30, 2003.

The reasons for the fluctuations from the three months ended September 30, 2003, to the three months ended September 30, 2004, are as discussed below under the subheading "Six months ended September 30, 2004."

Six months ended September 30, 2004.
------------------------------------

Our revenue totaled $807,505 in the six months ended September 30, 2004, as compared to revenue of $379,839 in the prior year period. This increase of approximately 113% is principally due to our acquisition of Medical Billing Management, Inc. ("MBM") on May 30, 2003. Cost of sales also rose significantly, to $532,733 in the current period, from $204,474 in the six months ended September 30, 2004. Again, this increase is principally the result of our acquisition of MBM.

General and administrative expenses totaled $516,097 in the six month period ended September 30, 2004. These expenses were $309,547 in the year-ago period. This increase is primarily due to our acquisition of MBM, as well as increases in consulting services fees.

During the six month periods ended September 30, 2004, and 2003, interest expense totaled $23,818 and $17,978, respectively.

Net loss during the six months ended September 30, 2004, was $270,748, versus $185,636 in the period ended September 30, 2003.

CAPITAL RESOURCE REQUIREMENTS

LIQUIDITY

As of September 30, 2004, Omni's working capital surplus was $23,726. Our cash at September 30, 2004 was $931.

We currently have a commitment under an Employment Agreement with one of the former owners of McCoy through November 30, 2005, guaranteeing annual compensation of $30,000 plus a performance based bonus. We currently lease office space under an operating lease for $6,000 per month, which terminates July 31, 2006.

Effective October 1, 2003, Omni entered into an Employment Agreement with Arthur D. Lyons, its chief executive officer and president through December 31, 2008. The agreement provides compensation at an annual base salary of $150,000 and increases to $180,000 annually the first month Omni's gross revenue exceeds $450,000 in a month. The Agreement also provides for a $75,000 bonus to be paid as of February 1, 2004, and awards stock options based upon revenue targets. As of September 30, 2004, no stock options have been earned under the Agreement. We have been paying Mr. Lyons' salary since March, 2004. His salary for the period from October, 2003, through February, 2004, has been paid through the issuance of "unregistered" and "restricted" shares of our common stock. See Part II, Item 2 of this Quarterly Report.

During December 2003, Omni entered into a Loan Agreement and Security Agreement with Presidential Financial Corporation allowing the Company to borrow up to 80% of its accounts receivable or $300,000, whichever is less. The loan is secured by accounts receivable and other tangible assets of Omni and accrues interest at prime plus 2%. As of September 30, 2004 $97,448 was owed on the line of credit.

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


                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

On August 10, 2004, we issued 679,070 "unregistered" and "restricted" shares to Langley Park Investments PLC, a corporation organized under the laws of England and Wales ("Langley Park"), pursuant to the terms of our Stock Purchase Agreement with Langley Park, dated July 14, 2004. The terms of the Stock Purchase Agreement were disclosed in our Quarterly Report for the quarterly period ended June 30, 2004, which was filed with the Securities and Exchange Commission on August 20, 2004. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Regulation S of the Securities and Exchange Commission.

On September 7, 2004, we issued 600,000 "unregistered" and "restricted" shares of common stock to our President and Chief Executive Officer as payment of salary, interest and penalties totaling $137,500. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Regulation D of the Securities and Exchange Commission and from similar state registration exemptions.

On September 28, 2004, we issued 50,000 "unregistered" and "restricted" shares of our common stock to our Vice President and Secretary, John Globoker, as an employee bonus. On the same date, we issued 220,000 such shares to Peter Schlosser as compensation for investment banking services, and an additional 200,000 such shares to Robert Matheson in consideration of corporate consulting services. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and Regulation D of the Securities and Exchange Commission and from similar state registration exemptions.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------
          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

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

                                      OMNI MEDICAL HOLDINGS, INC.


Date: Nov. 17, 2004                       /s/ Arthur D. Lyons
     --------------                      --------------------
                                         Arthur D. Lyons, President,
                                         Treasurer and Director


Date: Nov. 17, 2004                       /s/ John Globoker
     --------------                      ------------------
                                         John Globoker, Vice President,
                                         Secretary and Director