Form 10KSB/A
period 2004-03-31
OMNI MEDICAL HOLDINGS INC
filed 2004-12-16
CIK 1085402

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB-A1

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

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     The past year has been one of great change for the Company. Effective May 2003, the Company entered into an Agreement with one of its officers and shareholders whereby the Company agreed to exchange 100% of the common stock of its wholly-owned subsidiary, Mastel Precision Surgical Insturments ("MPSI") and $36,000 cash for all shares of common stock of the Company owned individually or jointly by the officer and his wife, a total of 7,795,520 shares. As of April 30, 2003, the assets of MPSI had a carrying value of $442,000, and MPSI's obligations and liabilities had a carrying value of $527,000. Due to the related party nature of the transaction, no gain was recognized and shareholders' equity was increased by $49,000. The results of operations from MPSI have been retroactively restated as discontinued operations.

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

     In early June, 2003, the Company retained the services of Windstone Capital, an investment banking firm in Phoenix, Arizona, to raise capital for additional acquisitions. A private placement offering began in early November, and management believes that the firm will be successful in raising $800,000, the maximum amount of the proposed offering.

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

     As of October 31, 2003, the deadline for completing the share exchange transaction with Piezo, 81% of Omni's outstanding shares had been tendered to the Company in accordance with the instructions for exchanging shares (12,443,062 shares were issued through March 31, 2004 and an additional 474,659 shares are to be issued as of March 31, 2004). The other 19% of Omni's outstanding shares had taken no action whatsoever and continue to own a minority interest in the Company's subsidiary. Shareholders of approximately 9,222 shares exercised their rights to dissent, and the Company repurchased the shares for an aggregate of $120.

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

Recent Sales of Unregistered Securities.
----------------------------------------

     On November 5, 2002, pursuant to Unanimous Consent of the Company's Board of Directors, the Company resolved to issue 18,000,000 shares of the Company's "unregistered" and "restricted" $0.001 par value common stock to Jenson Services, Inc., a Utah corporation, in consideration of $5,000 being advanced to the Company to meet accounts payable obligations. These shares were cancelled as a condition to the closing of the Reorganization Agreement with Omni.

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

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     We do not have any Equity Compensation Plans presently in place.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Form 10-KSB contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Omni Medical Holdings, Inc. is referred to herein as "we" or "our". The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995.   Actual results could differ materially from
those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Except as may otherwise be required by applicable law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statements contained in this Form 10-KSB to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

RESULTS OF OPERATIONS

The year ended March 31, 2004.
------------------------------

During the fiscal year ended March 31, 2004, we recorded revenue of $1,181,146, as compared to revenue of $96,462 in the year ended March 31, 2003. This increase is principally due to our acquisition of Medical Billing Management, Inc. ("MBM") on May 30, 2003. Cost of sales also rose significantly, to $748,710 in the current year, from $0 in the fiscal year ended March 31, 2003. Again, this increase is principally the result of our acquisition of MBM.

During the fiscal year ended March 31, 2004, we recorded general and administrative expenses of $916,631. These expenses totaled $245,599 in the year-ago period. This increase is primarily due to our acquisition of MBM, as well as increases in consulting services fees.

Interest expense was $37,298 and $11,876 for the year ended March 31, 2004, and March 31, 2003, respectively.

For the year ended March 31, 2004, we incurred a loss from continuing operations of $521,493, as compared to a loss of $128,729 for the year ended March 31, 2003.

CAPITAL RESOURCE REQUIREMENTS

LIQUIDITY

As of March 31, 2004, Omni's working capital deficit was $543,818. Our cash at March 31, 2004 was $6,140.

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

During December 2003, Omni entered into a Loan Agreement and Security Agreement with Presidential Financial Corporation allowing the Company to borrow up to 80% of its accounts receivable or $300,000, whichever is less. The loan is secured by accounts receivable and other tangible assets of Omni and accrues interest at prime plus 2%. As of March 31, 2004 $44,956 was owed on the line of credit.



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
                                                                ==========

                See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
               Consolidated Statements of Operations
           For the years ended March 31, 2004 and 2003

                                                2004               2003
Revenue                                      $1,181,146         $   96,462
Cost of sales                                   748,710                  -
                                             ----------         ----------
Gross operating profit                          432,436             96,462

General and administrative expenses             916,631            245,599
                                             ----------         ----------
      Income (loss) from operations            (484,195)          (149,137)

Other income (expense):
  Interest income                                     -             32,284
  Interest expense                              (37,298)           (11,876)
                                             ----------         ----------
      Total other income (expense)              (37,298)            20,408
                                             ----------         ----------
Loss from continuing operations before income
taxes                                          (521,493)          (128,729)

Provision for income taxes                            -                  -
                                             ----------         ----------
Loss from continuing operations                (521,493)          (128,729)

Loss from discontinued operations, net of
taxes-Note 3                                    (33,736)          (386,361)
                                             ----------         ----------
Net loss                                     $ (555,229)        $ (515,090)
                                             ==========         ==========
Loss per share basic and diluted:
 Continuing operations                       $    (0.04)        $    (0.01)
                                             ==========         ==========
 Discontinued operations                     $    (0.01)        $    (0.02)
                                             ==========         ==========
 Net loss per share-basic and diluted        $    (0.04)        $    (0.03)
                                             ==========         ==========

Weighted average number of common shares
outstanding-basic and diluted                14,708,706         19,805,993
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

     As of October 31, 2003, the deadline for completing the share exchange transaction with Piezo, approximately 81% of Omni's outstanding shares had been tendered to the Company in accordance with the instructions for exchanging shares (12,443,062 have been issued as of March 31, 2004 and 474,659 shares are to be issued as of March 31, 2004 for a total of 12,907,721 shares). The other 19% of Omni's outstanding shares had taken no action whatsoever and continue to own a minority interest in the Company's subsidiary, Omni Nevada. Shareholders of approximately 9,222 post recapitalization shares exercised their rights to dissent, and the Company repurchased the shares for $120.

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

                   Omni Medical Holdings, Inc.
            Notes to Consolidated Financial Statements
                          March 31, 2004

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES[continued]

     Revenue recognition- The Company recognizes revenue according to Staff Accounting Bulletin 104, Revenue Recognition in Financial Statements which clarifies U.S. generally accepted accounting principles for revenue transactions. The Company recognizes revenue from two sources, medical billing and medical transcription services. Fees for the medical billing services are primarily based on a percentage of net collections on our clients' accounts receivable. Revenue is recognized for these services when the service is performed for the client based on the Company's percentage of the clients estimated collections. Revenues on the medical transcription services are recognized monthly as services are performed for our clients.

     Use of estimates in preparation of financial statements- The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

               Asset               Depreciation             Estimated
                                    Method                useful life
     Computer Equipment            Straight-line                  3 years
     Office Equipment              Straight-line                  5 years
     Furniture & Fixtures          Straight-line                  7 years
     Equipment - Manufacturing     Straight-line                  7 years
     Building & Land - Alabama     Straight-line                 25 years

                         Omni Medical Holdings, Inc.
            Notes to Consolidated Financial Statements
                          March 31, 2004

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES[continued]

     Goodwill and intangible assets-The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. The Company's goodwill consists $36,000 applicable the A&V medical transcription acquisition in July 2002 and $36,300 applicable to the Medical Billing Management purchase in May 2003. The Company continually tests goodwill for impairment and recognizes a loss when the carrying value exceeds the fair value. The Company has recorded no impairment charges for the years ended March 31, 2004 and 2003.The intangible asset consists of customer lists acquired in the acquisitions of A&V, Medical Billing Management and McCoy Business Services, Inc. as well as a trade name and non-compete agreements acquired in the McCoy acquisition. The intangible assets are being amortized over their useful life of between 2 and 5 years. Amortization expense for the years ended March 31, 2004 and 2003 were approximately $80,100 and $4,300, respectively.

     Amortization expense for the next five years is expected to be as follows:
               Year ended
               3/31/2005      $148,390
               3/31/2006       131,723
               3/31/2007        98,392
               3/31/2008        94,086
               3/31/2009        34,891


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

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES[continued]

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

     Derivative transactions- During the year ended March 31, 2003, the Company utilized certain short-term derivative instruments, options and puts of marketable equity securities, for trading purposes. The Company accounted for these transactions at fair value, based on market quotes and cash settlements, These transactions exposed the Company to certain market and credit risks related to the underlying investment and the counter-party, respectively. Included in interest income for the year ended March 31, 2003 is approximatley $30,000 of gains from these transactions. The Company had no such transaction during the year ended March 31, 2004 and held no derivative instruments at March 31, 2004 and 2003.

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

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES[continued]

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

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN No. 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.

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

               Furniture and equipment                      $ 60,000
               Intangible asset - customer list              135,689
               Intangible asset - covenant not to compete    100,000
               Intangible asset - trade name                  60,000
               Goodwill                                       36,300
                                                            --------
               Net assets acquired                          $391,989
                                                            ========

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

               Accounts receivable, net                    $ 62,000
               Furniture and equipment                       78,000
               Intangible asset-customer list               263,979
                                                           --------
               Net assets acquired                         $403,979


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

     The aggregate purchase price was $95,000, including $65,000 in cash, assumption of liabilities of $90,000 and common stock valued at $30,000.

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at July 10, 2002, the date of acquisition.

               Current assets                  $  8,000
               Property, plant and equipment    109,000
               Intangible asset-customer list    32,000
               Goodwill                          36,000
                                               --------
               Total assets acquired            185,000
               Current liabilities              (19,000)
               Long-term debt                   (71,000)
                                               --------
               Total liabilities assumed        (90,000)
                                               --------
               Net assets acquired             $ 95,000
                                               ========

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

                   Omni Medical Holdings, Inc.
                 Notes to Consolidated Financial Statements
                          March 31, 2004

Note 4         PROPERTY AND EQUIPMENT

     The major categories of property and equipment are as follows:

                                             3/31/2004

          Computer Equipment                 $  96,349
          Office Equipment                      37,525
          Furniture & Fixtures                  45,286
          Equipment - Manufacturing             45,050
          Building & Land - Alabama             85,000
          Accumulated depreciation             (46,776)
                                             ---------
          Net property and equipment           262,434
                                             =========

     Depreciation expense was $36,514 in 2004, and $21,633 in 2003.

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

                   Omni Medical Holdings, Inc.
                  Notes to Financial Statements
                          March 31, 2004

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

Note 7 LONG-TERM DEBT

     The following is a summary of the Company's indebtedness as of March 31, 2004:

Note payable, interest at 5%, payable in  a lump sum payment,
originally due, May 2004, collateralized by the assets of MBM     $315,906

Note payable, interest at 5%, payable in quarterly payments of
$30,000, due November 2005, collateralized by the assets of McCoy  207,867

Note payable, interest at 8%, payable in monthly installments of $1,956, due July 2009 collateralized by all of the assets
of the company                                                     101,998

Note payable, interest at 7.9%, payable in monthly installments
of $590, due July 2016, collateralized by land and building         56,115

Note payable, related party, interest at 5%, payable in monthly
installments of $375, due September 2004                            12,130

Note payable, interest at 3.2%, payable in monthly installments
of $905, due May 2004                                                  887
                                                                ----------
                                             Total              $  694,903
                                                                ==========

     Future minimum note payments as of March 31, 2004, are approximately as follows:

                    Year Ending March 31:                   Amount
                              2005                         $465,371
                              2006                          109,937
                              2007                           21,611
                              2008                           23,426
                         Thereafter                          74,558
                                                           --------
                                                           $694,903
                                                           ========

                    Omni Medical Holdings, Inc.
                  Notes to Financial Statements
                          March 31, 2004

Note 8 LEASES

     The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 2004:

             Year ended                 Total

          March 31, 2005             $ 100,952
          March 31, 2006                90,314
          March 31, 2007                24,475
          Thereafter                         -
                                     ---------
          Totals                     $ 215,741
                                     =========

Note 9 INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2023. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                            NOL
Description               Balance                Tax            Rate

   Federal Income Tax   $1,877,795            $638,450           34%
   Valuation allowance                        (638,450)
                                              --------
   Deferred tax asset
   3/31/2004                                  $      0
                                              ========

Note 10 GOING CONCERN

     The Company's financial statements for the years ended March 31, 2004 and 2003 show incurred net losses of $555,229, and $515,090, respectively, and has a working capital deficiency of $543,818, as of March 31, 2004, raising substantial doubt about the company's ability to continue as a going concern. Management's plans to address concerns raised by this issue include:

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     On May 10, 2004, our Board of Directors resolved to dismiss Gelfand, Hochstadt Pangburn, P.C., as our principal independent accountant and to retain Mantyla McReynolds, Certified Public Accountants, of Salt Lake City, Utah, as our new principal independent accountant, and to audit our financial statements for the fiscal year ended March 31, 2004. See Item 13 of this Report.

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

Audit Committee.
----------------

     We have not adopted an audit committee as of the date of this Report. We will disclose when and if we do adopt an audit committee in the future.

Code of Ethics.
---------------

     We have adopted a Code of Ethics and it is attached as Exhibit 14 to this Report. See Item 13 of this Report.

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

Compensation of Directors

     We do not compensate our Directors.

Employment Agreements

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

     Omni entered into an employment agreement with its chief executive officer and president commencing October 1, 2003 through December 31, 2008. The agreement provides compensation at an annual base salary of $150,000 and increases to $180,000 annually the first month Omni's gross revenue exceeds $450,000 in a month. The agreement also provided for a $75,000 bonus to be paid as on February 1, 2004 and awards stock options based upon achieving revenue targets. As of March 31, 2004, no stock options have been earned under the agreement. The $75,000 bonus has been accrued in these financial statements.

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

       Name and Address                                      Percentage
     of Beneficial Owner           Shares Owned(1)              Owned(1)
     -------------------           ---------------              --------

Arthur D. Lyons                       1,668,937                    7.0%
2319 Huntington Place
Rapid City, SD 57702

John L. Globoker                            -0-                    -0-

Lance Weaver                            114,234                    (3)
and Cindy Weaver
3921 Mary Drive
Rapid City, SD 57702

Charles D. Arbeiter                   1,835,852                    7.7%
4311 S. Glenview Place
Rapid City, SD 57702

Langley Park Investments              3,720,930                   15.6%
One Great Cumberland Place
London, UK W1H7AL

Al Rieman                             2,503,301                   10.5%
216 N. Berry Pine Road
Rapid City, SD 57702

LHM Trading (2)                       3,045,721                   12.7%
1107 Mt. Rushmore Road #2
Rapid City, SD 57701

Warren Shy                            1,269,265                    5.3%
P. O. Box 1301
Spearfish, SD 57783

Strategic Resources LLC               3,700,000                   15.5%
One Great Cumberland Place
London, UK W1H 7AL
Totals:                              17,744,006                   74.2%

          (1) Based upon 23,898,776 outstanding shares.

         (2) LHM Trading is controlled by Arthur D. Lyons, the President, CEO, Secretary and a Director of Omni.

         (3)  Less than 1%.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.

     8-K Current Report dated December 1, 2003 and filed March 2, 2004, regarding an Asset Purchase Agreement with McCoy Business Services.*

     8-K Current Report dated May 30, 2003 and filed May 10, 2004, regarding an Asset Purchase Agreement with Medical Billing Management.*

     8-K Current Report dated May 10, 2004 and filed May 13, 2004, regarding the change in accountants.*

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

         None.

          (ii)

Exhibit
Number               Description*
------               -----------

 14           Code of Ethics**

 21           Subsidiaries of the Company**

 31           302 Certification of Arthur D. Lyons

 32           906 Certification


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to Omni by its principal accountants during the fiscal years ended March 31, 2004, and March 31, 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $17,000        $33,000

     Audit-related fees                $18,000        $     0

     Tax fees                          $     0        $     0

     All other fees                    $     0        $     0

     Total fees                        $35,000        $33,000

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
                                      OMNI MEDICAL HOLDINGS, INC.


Date: 12/15/04                            /s/ Arthur D. Lyons
     ---------                           --------------------
                                         Arthur D. Lyons, President,
                                         Treasurer and Director


Date: 12/15/04                            /s/ John Globoker
     ---------                           ------------------
                                         John Globoker, Vice President,
                                         Secretary and Director