Form 10QSB
period 2004-12-31
OMNI MEDICAL HOLDINGS INC
filed 2005-02-11
CIK 1085402

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

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

                            December 31, 2004
                                22,139,140
                                ----------

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

                   Omni Medical Holdings, Inc.

           Condensed Consolidated Financial Statements

                      December 31, 2004

                   Omni Medical Holdings, Inc.
         Unaudited Condensed Consolidated Balance Sheet
                      December 31, 2004


                              ASSETS

Current assets:
    Cash and cash equivalents                               $    16,420
    Accounts receivable, net, including unbilled amounts of
    approximately $275,000                                      398,721
    Short-term investments, at fair value-Note 3                161,326
    Employee advances                                             3,935
    Prepaid expenses                                             57,640
                                                            -----------
          Total current assets                                  638,042

Property & equipment, net                                       200,191

Other assets:
     Deposits                                                       730
     Deferred financing costs                                    25,000
     Goodwill                                                    72,300
     Intangible assets, net                                     396,190
                                                            -----------
          Total other assets                                    494,220
                                                            -----------
TOTAL ASSETS                                                $ 1,332,453
                                                            ===========

    See  notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
    Unaudited Condensed Consolidated Balance Sheet [continued]
                       December 31, 2004

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $   176,412
    Accrued expenses                                            121,931
    Line of credit                                               71,606
    Notes payable, current portion                              696,731
                                                            -----------
          Total current liabilities                           1,066,680

    Notes payable, net of current portion                        60,256
                                                            -----------
          Total long-term liabilities                            60,256
              Total liabilities                               1,126,936
Stockholders' equity-Note 3:
    Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                 -
    Common stock, par value $0.001 per share; 50,000,000
     shares authorized; 22,139,140 issued and outstanding        22,139
    Common stock to be issued under reorganization agreement
     474,659 shares                                                 475
     Capital in excess of par value                           2,752,173
     Unrealized loss on investment                             (161,327)
     Accumulated deficit                                     (2,407,943)
                                                            -----------
          Total stockholders' equity                            205,517
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 1,332,453
                                                            ===========


             See accompanying notes to financial statements

                    Omni Medical Holdings, Inc.
   Unaudited Condensed Consolidated Statements of Operations
For the three month and nine month periods ended December 31, 2004 and 2003


                         For the three months ended For the Nine months ended
                                December 31,              December 31,
                            2004        2003            2004      2003
Revenue                   $ 414,411  $  363,476    $ 1,221,915     $  743,315
Cost of sales               310,213     242,119        842,946        446,593
                          ---------  ----------    -----------     ----------
Gross operating profit      104,198     121,357        378,969        296,722
General and administrative
expenses                    243,384     275,703        752,942        585,250
                          ---------  ----------    -----------     ----------
      Income (loss) from
      operations           (139,186)   (154,346)      (373,973)      (288,528)

Other income (expense):
  Interest income                29           -             29            260
  Interest expense          (16,389)     (8,750)       (46,745)       (26,728)
  Loss on sale of assets    (16,274)          -        (21,878)             -
  Realized loss on
  investment                (77,582)          -        (77,582)             -
                          ---------  ----------    -----------     ----------
       Total other income
       (expense)           (110,216)     (8,750)      (146,176)       (26,468)
                          ---------  ----------    -----------     ----------
Loss from continuing
operations before income
taxes                      (249,402)   (163,096)      (520,149)      (314,996)
Provision for income taxes        -           -              -              -

                          ---------  ----------    -----------     ----------
Loss from continuing
operations                 (249,402)   (163,096)      (520,149)      (314,996)
Loss from discontinued
operations                        -           -              -        (33,736)
                          ---------  ----------    -----------     ----------
Net loss                  $(249,402) $ (163,096)   $  (520,149)    $ (348,732)
                          =========  ==========    ===========     ==========
Other Comprehensive Income:
Unrealized gain (loss) on
investments                (161,327)          -       (161,327)
                          ---------  ----------    -----------     ----------
Total Comprehensive income
(loss)                    $(410,729) $ (163,096)   $  (681,476)    $ (348,732)
                          =========  ==========    ===========     ==========
Loss per share basic and diluted:
 Continuing operations    $   (0.01) $    (0.01)   $     (0.03)    $    (0.02)
                          =========  ==========    ===========     ==========
 Discontinued operations  $    0.00  $     0.00    $      0.00     $     0.00
                          =========  ==========    ===========     ==========
 Net loss per share-basic
 and diluted              $   (0.01) $    (0.01)   $     (0.03)    $    (0.02)
                          =========  ==========    ===========     ==========
Weighted average number of
common shares outstanding
-basic and diluted       22,011,934  14,166,781     19,108,566     14,601,451
                         ==========  ==========    ===========     ==========

      See notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statements of Cash Flows
   For the nine month periods ended December 31, 2004 and 2003

                                                2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations          $    (520,149)    $  (314,996)
Loss from discontinued operations                    -         (33,736)
Adjustments to reconcile net loss to net cash used in continuing operations:

    Depreciation and amortization              151,752          69,055
    Stock-based compensation expense             7,342          39,196
    Stock issued for services                   67,725               -
    Loss on sale of assets                      21,878               -
    Realized loss on investment                 77,582
   Changes in operating assets and
   liabilities, net of effect of business
   acquisition and disposition:
      Accounts receivable                      (21,395)       (172,178)
      Prepaid expenses                           2,568          (2,421)
      Deposits                                    (350)              -
      Accounts payable                           7,685         113,940
      Accrued expenses                           3,432         150,666
                                         -------------     -----------
           Net cash used in operating
           activities                         (201,930)       (150,474)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment            (1,114)        (16,387)
  Proceeds from sale of assets                   1,021               -
  Proceeds from sale of investments            107,219               -
  Payment for disposition of subsidiary, net         -         (36,000)
  Payments for purchase of businesses                -        (250,000)
                                         -------------     -----------
           Net cash provided by (used in)
           investing activities                107,126        (302,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of dissenter's common stock               -            (120)
Deferred financing costs                             -         (25,000)
Borrowings on line of credit                    26,650               -
Proceeds from issuance of debt                  78,000          75,378
Net payments of notes payable                  (15,916)        (20,633)
Proceeds from the issuance of common stock      16,350         166,000
                                         -------------     -----------
           Net cash provided by financing
           activities                          105,084         195,625
                                         -------------     -----------
           NET INCREASE (DECREASE) IN CASH      10,280        (257,236)
CASH AT BEGINNING OF PERIOD                      6,140         257,963
                                         -------------     -----------
CASH AT END OF PERIOD                    $      16,420     $       727
                                         =============     ===========





          See accompanying notes to financial statements

                       Omni Medical Holdings, Inc.
        Consolidated Statements of Cash Flows [continued]
   For the nine month periods ended December 31, 2004 and 2003


                                                         2004      2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest in continuing operations    $    23,818    $ 19,802
 Cash paid for interest in discontinued operations            -       1,402
 Cash paid for income taxes                                   -           -

NON-CASH OPERATING ACTIVITIES:
 Stock issued as prepaid expenses                   $    72,379    $      -

NON-CASH INVESTING ACTIVITIES:
 Stock issued for short-term investments            $   507,454    $      -

NON-CASH FINANCING ACTIVITIES:
 Stock issued to relinquish debt                    $   137,500    $      -

BUSINESS ACQUISITIONS:
 Fair value of assets acquired                      $         -    $790,000
 Issuance of debt/assumption of liabilities                   -    (540,000)
                                                    -----------    --------
  Cash paid                                         $         -    $250,000
                                                    ===========    ========



          See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                      December 31, 2004


Note 1  BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

     Business - Omni Medical Holdings, Inc. ("Omni"), a Utah corporation, provides medical billing and transcription services to medical practitioners in Alabama, Mississippi, South Dakota and Kentucky.

     Organization - The company was previously organized as Piezo Instruments, Inc. ("Piezo"), a Utah corporation. Effective September 5, 2003, Piezo and Omni Medical of Nevada, Inc., a Nevada Corporation ("Omni Nevada") executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby Piezo agreed to acquire 100% of the issued and outstanding shares of common stock of Omni Nevada in exchange for up to 16,000,000 newly issued shares of common stock of Piezo, (of which 12,913,815 were issued as of March 31, 2004, 480,753 shares were issued in July 2004 and 474,659 shares are to be issued as of December 31, 2004 for a total of 13,869,227 shares,) or approximately 86% of the post-Reorganization Agreement outstanding securities of Piezo. The transaction was accounted for as a reverse acquisition of Piezo by Omni Nevada. Shares of common stock authorized and issued have been retroactively restated to present the capital structure of Piezo. Concurrent with the merger, Piezo changed its name to Omni Medical Holdings, Inc.

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

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                        December 31, 2004

Note 3  STOCKHOLDERS' EQUITY

     During the nine months ended December 31, 2004 the Company issued 147,200 shares of its of restricted common stock to offshore investors pursuant to Regulation S, promulgated under the Securities Act of 1933, and received consideration of $16,350.

     During the nine month period ended December 31, 2004, the Company issued 981,000 shares of restricted common stock to various consultants for services to be performed over a term of 6 months to 2 years. Management has estimated the fair market value of the fees at $97,100, of which $40,725 have been expensed and the remaining $56,375 have been recorded as a prepaid expense to be amortized over the life of the contracts.

     In June 2004, the Company issued 3,700,000 shares of common stock and placed the shares in escrow pending the completion of a loan agreement. However, the loan agreement was never completed and on November 12, 2004 the stock certificate was cancelled.

     In July 2004, the Company issued 480,753 shares of common stock pursuant to the September 5, 2003 Reorganization agreement. These shares are in addition to the original 12,913,815 shares issued during the year ended March 31, 2004. The shareholders tendered in a timely fashion according to the terms of the agreement, but had subsequently lost his certificate.

     Also in July 2004, the Company entered into a Stock Purchase Agreement ("The agreement") with a London based investment company. On September 30, 2004, pursuant to the agreement, the Company exchanged 4,400,000 shares of its restricted common stock for 906,167 shares in an off-shore investment trust. On that date the investment trust shares were trading at a price equivalent to $.56 per share for a total investment of $507,454. The Company has classified the investment as available for sale and carries the investment at fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company also issued 220,000 shares of its common stock to an investment banker as compensation in this transaction. Management has estimated the fair market value of these services at $22,000 which has been recorded as an expense in the accompanying financial statements. The investment banker also received 22,500 shares in the investment trust.

     On September 7, 2004 by unanimous consent the Company's board of directors approved and authorized the exchange of 600,000 shares of the Company's common stock to the Company's President and Chief Executive Officer in return for all accrued salary and any interest or penalties in connection with the accrued salary totaling $137,500.

     On September 28, 2004 the Company issued 50,000 to its Vice President for services. Management has estimated the fair market value of the services to be $5,000, which has been recorded as an expense in the accompanying financial statements.

Note 4  RELATED PARTY TRANSACTIONS

     During the nine month period ended December 31, 2004 the Company's President and Chief Executive Officer loaned the Company $43,000. The loan is payable on demand, unsecured and interest free. The balance of the loan as of December 31, 2004 is $42,320.

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                        December 31, 2004


Note 5  SUBSEQUENT EVENTS

     In January 2005, the Company placed stop orders on two stock certificates totaling 500,000 shares. These shares were issued to consultants who in the opinion of management are not fulfilling the terms of their contract. The Company will continue to show these shares as issued and outstanding until they are returned to the Company.

     Also in January 2005, the Company transferred 22,500 shares of its short terms investments in exchange for 220,000 shares of its own common stock that had previously been issued to an investment banker. The 220,000 shares were included in issued and outstanding shares as of December 31, 2004.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2004.
------------------------------------

During the quarterly period ended December 31, 2004, we recorded revenue of $414,411, a 14% increase from revenue of $363,476 in the quarter ended December 31, 2003.

Cost of sales totaled $310,213, versus $242,119 in the third fiscal quarter of 2003. This increase is due to higher expenses and lower operating margins of McCoy Business Services. McCoy is engaged in providing medical transcription services and was acquired December 1, 2003.

During the third fiscal quarter of 2004, we recorded general and administrative expenses of $243,384. These expenses totaled $275,703 in the year-ago period.

Interest expense was $16,389 and $8,750 for the three-month period ended December 31, 2004, and December 31, 2003, respectively.

For the three-month period ended December 31, 2004, we incurred a loss from continuing operations of $249,402, as compared to a loss of $163,096 for the three-month period ended December 31, 2003.

During the three months ended December 31, 2004, we had an unrealized loss on investments of $161,327, which gave us a total comprehensive loss of $410,729.

The reasons for the fluctuations from the three months ended December 31, 2003, to the three months ended December 31, 2004, are as discussed below under the subheading "Nine months ended December 31, 2004."

Nine months ended December 31, 2004.
------------------------------------

Our revenue totaled $1,221,915 in the nine months ended December 31, 2004, as compared to revenue of $743,315 in the prior year period. This increase of approximately 64% is principally due to our acquisition of Medical Billing Management, Inc. ("MBM") on May 30, 2003 and McCoy Business Services on December 1, 2003.

Cost of sales also rose significantly, to $842,946 in the current period, from $446,593 in the nine months ended December 31, 2004. Again, this increase is principally the result of our acquisitions.

General and administrative expenses totaled $752,942 in the nine month period ended December 31, 2004. These expenses were $585,250 in the year-ago period. This increase is primarily due to our acquisitions, as well as increases in consulting services fees.

During the nine month periods ended December 31, 2004, and 2003, interest expense totaled $46,745 and $26,728, respectively.

Net loss during the nine months ended December 31, 2004, was $520,149, versus $348,732 in the period ended December 31, 2003.

During the quarter ended December 31, 2004, we had an unrealized loss on investments of $161,327, for a total comprehensive loss of $681,476.

CAPITAL RESOURCE REQUIREMENTS

LIQUIDITY

As of December 31, 2004, Omni's working capital deficit was $428,638. Our cash at December 31, 2004 was $16,420.

We currently have a commitment under an Employment Agreement with one of the former owners of McCoy through November 30, 2005, guaranteeing annual compensation of $30,000 plus a performance based bonus. We currently lease office space under an operating lease for $6,000 per month, which terminates July 31, 2006.

Effective October 1, 2003, Omni entered into an Employment Agreement with Arthur D. Lyons, its chief executive officer and president through December 31, 2008. The agreement provides compensation at an annual base salary of $150,000 and increases to $180,000 annually the first month Omni's gross revenue exceeds $450,000 in a month. The Agreement also provides for a $75,000 bonus to be paid as of February 1, 2004, and awards stock options based upon revenue targets. As of December 31, 2004, no stock options have been earned under the Agreement. We have been paying Mr. Lyons' salary since March, 2004. His salary for the period from October, 2003, through February, 2004, has been paid through the issuance of "unregistered" and "restricted" shares of our common stock. See Part II, Item 2 of this Quarterly Report.

During December 2003, Omni entered into a Loan Agreement and Security Agreement with Presidential Financial Corporation allowing the Company to borrow up to 80% of its accounts receivable or $300,000, whichever is less. The loan is secured by accounts receivable and other tangible assets of Omni and accrues interest at prime plus 2%. As of December 31, 2004 $71,606 was owed on the line of credit.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          In January 2005, the Company placed stop orders on two stock certificates totaling 500,000 shares. These shares were issued to consultants who in the opinion of management are not fulfilling the terms of their contract. The Company will continue to show these shares as issued and outstanding until they are returned to the Company.

          Also in January 2005, the Company transferred 22,500 shares of its short term investments in exchange for 220,000 shares of its own common stock that had previously been issued to an investment banker. The 220,000 shares were included in issued and outstanding shares as of December 31, 2004.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits.
-------------------

          (a)  Exhibits.

               31   302 Certification of Arthur D. Lyons.

               32   906 Certification.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OMNI MEDICAL HOLDINGS, INC.


Date: Feb. 11, 2005                      /s/ Arthur D. Lyons
     --------------                      --------------------
                                         Arthur D. Lyons, President,
                                         Treasurer and Director


Date: Feb. 11, 2005                      /s/ John Globoker
     --------------                      ------------------
                                         John Globoker, Vice President,
                                         Secretary and Director