Form 10KSB
period 2005-03-31
OMNI MEDICAL HOLDINGS INC
filed 2005-07-14
CIK 1085402

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2005

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

                        1107 Mt. Rushmore Road, Suite 2
                        Rapid City, South Dakota 57701
                        -------------------------------
                   (Address of Principal Executive Offices)

                Registrant's Telephone Number:  (605) 718-0380

                               N/A
     (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None Name of Each Exchange on Which Registered: None
Securities Registered under Section 12(g) of the Exchange Act:

                    $0.001 par value common stock

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for its most recent fiscal year: March 31, 2005 - $1,755,986.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 13, 2005 - $2,932,602.60.  There are approximately 24,438,355 shares of common voting stock of the Registrant beneficially owned by non-affiliates. These computations are based upon the bid price for the common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") on July 13, 2005, or $0.12 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes    No
                                                                   --   ---

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

                               July 13, 2005

                                44,249,898

                    DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---    ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Effective May 30, 2003, Omni Medical Holdings, Inc. ("Omni Medical Holdings," "Omni," "OMH," the "Company" or "we," "our," "us" and words of similar import), through our wholly-owned subsidiary, Omni Medical
Services, Inc.("OMS"), completed an Asset Purchase Agreement with Medical Billing Management, Inc. ("MBM"), a corporation based in Mississippi and a provider of medical billing and collection services to medical practitioners. The aggregate purchase price was $450,000, including $150,000 paid at closing, $75,000 payable on November 30, 2003 (that was paid in February 2004) and $225,000 payable on May 31, 2004. The May 31, 2004 payment was subject to an adjustment which is to be calculated based on a multiple of the amount by which revenues for the year ending May 31, 2004 are more or less than a baseline amount. The adjustment will be recorded as an adjustment to the acquisition cost of MBM. For more information regarding this Agreement, see our 8-K Current Report filed with the Securities and Exchange Commission on May 10, 2004.


     On May 10, 2004, our Board of Directors resolved to dismiss Gelfand, Hochstadt Pangburn, P.C., as our principal independent accountant and to retain Mantyla McReynolds, Certified Public Accountants, of Salt Lake City, Utah, as our new principal independent accountant, and to audit our financial statements for the fiscal year ended March 31, 2004. See Part III, Item 13, for reference to our 8-K Current Report respecting this action that was filed with the Securities and Exchange Commission on May 13, 2004.

     Effective March 1, 2005, we acquired a majority interest in DataFuzion, Inc. ("DataFuzion") in an exchange for shares of our common stock. The transaction involved the exchange of 23,019,215 of our shares for 100% (approximately 36,000,000 shares) of the DataFuzion shares. There were no relationships between any affiliates, officers, directors or the shareholders of either of these companies in this transaction. It is our intent to acquire 100% of the DataFuzion shares over the next 60 days. Assuming all shares are acquired in exchange for our shares, our total outstanding shares will be approximately 46,038,430. Audited financial statements for DataFuzion were anticipated to be filed with the Securities and Exchange Commission within the required 75 day period under Form 8-K; however, they were timely and are included in this Annual Report under Item 7. For additional information regarding this transaction, see our 8-K Current Report filed with the Securities and Exchange Commission on March 4, 2005.

Business.
---------

     The company provides a turn key back office suite of products and services to healthcare practitioners and facilities throughout the United States. Omni is engaged in providing transcription, billing and collection services in addition to practice management, electronic medical records and other information technology products.

Principal Products or Services and their Markets.
-------------------------------------------------

    Omni's DataFuzion subsidiary provides a complete line of integrated back-office products including GE Centricity and Misys practice management and electronic medical records solutions, and a proprietary web based decision support reporting tools for physicians and hospitals (InfoBridgeTM ) . Our ASP hosted products are designed to maximize practice performance by identifying revenue enhancement and cost savings opportunities, while eliminating the upfront costs and ongoing expense of owning, upgrading, staffing and maintaining multiple in-house operations and reporting systems.

     When practitioners provide patient care, those actions must be documented, usually by electronic dictation. Government and insurance regulations are such that these important medical records, which effect patient health, must be in readable form. Through our transcription division, this service can be delivered to any practitioner in the world through our proprietary digital web based system. Transcription has become an important and essential service in all healthcare practices. According to a trade association, medical transcription is a fragmented $15 billion industry, with transcription expenses projected to approach $25 billion over the next five years. All of our services are performed in the United States.

     Medical billing and collections are the lifeblood of any healthcare facility, with accurate and timely collections insuring an effective practice and high standard of care. The billing process is automated through either of Omni's Centricity or Misys based hubs. Our nearly twenty years of experience extends to most medical areas, especially anesthesiology. As for billing and collections, it is estimated that the outsourced market for these services could currently total as much as $50 billion annually and grow to $75 billion in five years. Like transcription, billing continues to remain a fragmented market that lends itself to consolidation over the next five years.

     Medical service companies are highly fragmented, so we believe this industry lends itself to a systematic consolidation strategy. Along with a disciplined sales approach, this combination can be a very successful growth strategy in this fragmented marketplace.

     There is a great need in the medical industry to upgrade or embrace a technology infrastructure so as to operate in a more efficient manner. Over the next ten years, healthcare practitioners of all sizes will actively utilize IT advances and integrate them into their regular practice usage. While there are no industry figures available, DataFuzion estimates a direct potential of over $2.5 billion for its products each year.

     According to government studies, the medical industry is growing at a rate of 8% annually, with estimates as high as 12% in the coming years. The need for medical services by healthcare providers is expected to at least mirror that growth rate. It is widely known that an increasingly aging population, along with a country that will spare no expense for personal consumption of medical care, will contribute to this growth. Healthcare providers will continue to remain under pressure to reduce operating expense and expand margins, forcing practices to find more efficient ways to operate and deliver their services. This outsourcing trend allows the health care provider to focus time and resources on providing health care, giving the opportunity for growth potential to medical service providers like Omni.

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

     Transcription has become an important and essential service in all healthcare practices. According to the "MTIA" (a transcription trade association), medical transcription is a fragmented $15 billion industry, with revenues projected to approach $25 billion over the next five years.

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

     Dependence on One or a Few Major Customers.
     -------------------------------------------

     At March 31, 2005, one customer accounted for 11% of accounts receivable. During the years ended March 31, 2005 and 2004 two customers accounted for 28% and 35% of sales, respectively.

     Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
     ------------------------------

     DataFuzion has developed, InfoBridge , a proven system that allows healthcare enterprises of all sizes to focus on reports that can help increase revenue, decrease administrative costs, improve accuracy of A/R data and collections, and reconcile payor reimbursements. InfoBridge utilizes a process which easily and instantly consolidates and standardizes disparate data from all systems and locations into a single reporting format. Reports are then published to the internet and are available to only viewers who possess passwords for secure access.

     Need for any Governmental Approval of Principal Products or Services.
     ---------------------------------------------------------------------

     Government regulations concerning the privacy of patient's health records are being phased in at this time. Known as "HIPPA," the effects of these regulations have been for all healthcare providers and vendors to upgrade both security and technology of patient records. For Omni as a vendor, we are compliant with HIPPA regulations, and we believe these regulations will only encourage healthcare providers to outsource more medical services.

     Effect of Existing or Probable Governmental Regulations on Business.
     --------------------------------------------------------------------

Sarbanes-Oxley Act.
-------------------

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

*our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

*our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

*we may not make any loan to any director or executive officer and we may not materially modify any existing loans.

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

     Number of Employees.
     --------------------

     Our Company currently employs 75 full-time employees.

Item 2.  Description of Property.
         ------------------------

     Omni has an interest in four parcels of real property: 1609 West Street, Montgomery, Alabama, that it is purchasing; 1867 Crane Ridge Drive, Suite #250-A, Jackson, Mississippi, 1107 Mt. Rushmore Road, Suite 2, Rapid City, South Dakota, and 2120 West Littleton, Littleton, Colorado, which are leased.

Item 3.  Legal Proceedings.
         ------------------

     To the knowledge of our management, no director or executive officer is party to any action in which any has an interest adverse to us.

     An action has been brought by holders of promissory notes issued by our Company's majority-owned subsidiary, DataFuzion, Inc. for enforcement of the notes and possession of substantially all assets of DataFuzion which are alleged to secure payment of the notes. Plaintiffs filed a motion for possession of the assets, which was denied by the court. DataFuzion does not dispute the execution or delivery of the notes and has recorded the notes in these financial statements. In addition, DataFuzion has some claims against some of the Plaintiffs which may give rise to offsets or counterclaims against some(but in all likelihood, not all) of the Plaintiffs. Those claims have not yet been pled or fully factually explored. The current status of this matter is that the Plaintiffs have filed a Motion for Summary Judgement, seeking judgment for the notes balances(without enforcement of their claimed security interest). DataFuzion has sought and obtained an extension of time to respond to this Motion, and has initiated settlement discussions with Plaintiffs. Those settlement negotiations are ongoing.

     Three former employees of DataFuzion have also brought action against the Company seeking back pay in total of approximately $60,000. DataFuzion disputes the claims but has offered settlement of approximately $12,000, which has been rejected. Discovery is ongoing and a settlement conference is scheduled for August 2005.

     Two shareholders of the DataFuzion have brought action against DataFuzion for royalties due them related to new sales of DataFuzion's "Infobridge" software. DataFuzion disputes the amounts owed and has entered into settlement negotiations with the shareholders.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to our shareholders during the last quarter of our current fiscal year.

                                  PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
-----------------------------------------------

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

                              Stock Quotations
                              ----------------


Quarter Ended                       High       Low
-------------                       ----       ---

April 1, 2004 through
June 30, 2004                       $0.90     $0.17

July 1, 2004 through
September 30, 2004                  $0.51     $0.22

October 1, 2004 through
December 31, 2004                   $0.26     $0.15

January 1, 2005 through
March 31, 2005                      $0.20     $0.12

Recent Sales of Unregistered Securities.
----------------------------------------




Sale of Common Stock                   Shares     Consideration
--------------------                   ------     -------------

Private placement                      627,953       $15,000

Shares issued for Investment
in Langley Trust                     4,400,000      $507,454

Acquisition of DataFuzion, Inc.
on March 1, 2005                    22,125,305    $2,212,531

Issuance of common stock for
services                             1,881,000      $188,100

Issuance of common stock to
relieve debt                           650,000      $142,500

Holders.
--------

     As of July 13, 2005, there were 44,249,898 shares of our common stock outstanding and approximately 413 stockholders of record.

Dividends.
----------

     We have not paid any cash dividends since our inception and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the development of our business.

Securities Authorized For Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

     We do not have any Equity Compensation Plans presently in place.

Use of Proceeds From the Sale of Registered Securities.
-------------------------------------------------------

     None.

Purchases of Equity Securities.
-------------------------------

     None.

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

Results of Operations.
----------------------

The year ended March 31, 2005.
------------------------------

     During the year ended March 31, 2005, we recorded revenue of $1,755,986, as compared to revenue of $1,181,146 in the year ended March 31, 2004.
This increase was principally due to the creation of new accounts, the acquisition of DataFuzion and McCoy Business Services. Cost of sales also rose significantly to $1,158,847 in the current year, from $748,710 in the fiscal year ended March 31, 2004. This increase is principally the result of consulting expenses, acquisition costs with respect to DataFuzion and an increase in the number of employees. There was also a significant accounting change, creating an additional charge off, that we believe more conservatively and consistantly recognizes revenue for all our subsidiary companies.

     During the fiscal year end of 2005, we recorded general and administrative expenses of $1,335,432. These expenses totaled $916,631 in the year-ago period. This increase is primarily due to the increase in our employees.

     Interest expense was $83,541 and $37,298 for the year ended March 31, 2005, and March 31, 2004, respectively.

     For the year ended March 31, 2005, we incurred a loss from continuing operations of $925,741, as compared to a loss of $521,493 for the year ended March 31, 2004.

Capital Resource Requirements.
------------------------------

Liquidity.
----------

     As of March 31, 2005, our working capital deficit was $4,449,589. Our cash at March 31, 2005 was $14,849.

     We currently have a commitment under an Employment Agreement with one of the former owners of McCoy Business Services through November 30, 2005, guaranteeing annual compensation of $30,000 plus a performance based bonus. We currently lease office space under operating leases for approximately $16,000 per month, which terminate through 2010.

     Effective March 1, 2005, Omni entered into an Employment Agreement with Arthur D. Lyons, its chief executive officer and Douglas Davis, President through March 1, 2010. The agreement provides compensation at an annual base salary of $180,000, a $1,000 a month auto allowance, fully paid health insurance and a bonus of 1% of gross revenue, paid quarterly to each.

     During December 2003, we entered into a Loan Agreement and Security Agreement with Presidential Financial Corporation allowing us to borrow up to 80% of our accounts receivable or $300,000, whichever is less. The loan is secured by our accounts receivable and other tangible assets and accrues interest at prime plus 2%. As of March 31, 2005, $163,453 was owed on the line of credit.

     Through our April 15, 2005, acquisition of Plum Creek Outpatient and administrative services agreement with Stat Anesthesia, P.C., We believe that we have already acquired significant assets and adequate liquid assets for operation. Net collectable accounts receivable acquired is estimated to be in excess of $1.4 million with no long term debt. Furthermore, we believe those companies will provide significant cash flow to provide for all corporate needs. We also plan to raise additional capital and is working with a number of financial sources to achieve this.

Item 7.  Financial Statements.
         ---------------------

                   Omni Medical Holdings, Inc.

     Report of Independent Registered Public Accounting Firm
                               and
                Consolidated Financial Statements

                        March 31, 2005

                   Omni Medical Holdings, Inc.


                        TABLE OF CONTENTS

                                                                       Page

Report of Independent Registered Public Accounting Firm . . . . . . . . . 1

Consolidated Balance Sheet - March 31, 2005 . . . . . . . . . . . . . . 2-3

Consolidated Statements of Operations for the Years Ended March 31,
2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Consolidated Statements of Stockholders' Equity for the Years Ended
March 31, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . . . . 5

Consolidated Statements of Cash Flows for the Years Ended March 31,
2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 8-19

     Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Omni Medical Holdings, Inc.


We have audited the accompanying consolidated balance sheet of Omni Medical Holdings Inc. as of March 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omni Medical Holdings, Inc., and subsidiaries as of March 31, 2005 and the results of operations and cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Omni Medical Holdings, Inc. will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has accumulated losses from operations and a deficit in working capital. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds
Mantyla McReynolds
Salt Lake City, Utah
May 6,  2005

                   Omni Medical Holdings, Inc.
                   Consolidated Balance Sheet
                          March 31, 2005


                              ASSETS

Current assets:
    Cash and cash equivalents                                $   14,849
   Accounts receivable, net, including unbilled amounts of
     approximately $25,186-Note 1                               408,784
   Short-term investments, at fair value-Note 1                 140,545
   Employee advances                                              5,317
    Prepaid expenses                                             77,326
                                                             ----------
          Total current assets                                  646,821

Property & equipment, net-Notes 1& 5                          1,694,230

Other assets:
     Deposits                                                     7,763
     Deferred financing costs-Note 14                            25,000
     Goodwill-Note 1                                          3,493,245
     Intangible assets, net-Notes 1 & 6                       1,847,103
                                                             ----------
          Total other assets                                  5,373,111
                                                             ----------
TOTAL ASSETS                                                 $7,714,162
                                                             ==========


          See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
              Consolidated Balance Sheet [continued]
                          March 31, 2005

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $  338,780
    Accrued expenses                                          1,539,609
    Line of credit- Note 8                                      163,453
    Current portion of long-term debt-Note 9                  3,054,568
                                                             ----------
          Total current liabilities                           5,096,410

    Convertible debt-Note  9                                  1,265,582
    Notes payable-Note 9                                      2,668,553
    Current portion of long-term debt-Note 9                 (3,054,568)
                                                             ----------
          Total long-term liabilities                           879,567

              Total liabilities                               5,975,977

Minority interest-Note 3                                       (150,243)

Stockholders' equity:-Note 7
    Preferred stock, no par value, 1,000,000 shares
      authorized, no shares issued and outstanding                    -
    Common stock, par value $0.001 per share; 50,000,000
     shares authorized; 44,944,445 issued and outstanding        44,944
    Common stock to be issued under reorganization agreement
     474,659 shares                                                 475
    Capital in excess of par value                            5,009,899
    Unrealized loss on investments                             (138,428)
    Accumulated deficit                                      (3,028,462)
                                                           ------------
          Total stockholders' equity                          1,888,428
                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  7,714,162
                                                           ============

          See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
               Consolidated Statements of Operations
           For the years ended March 31, 2005 and 2004

                                                         2005          2004
Revenue                                             $ 1,755,986   $ 1,181,146
Cost of sales                                         1,158,847       748,710
                                                    -----------   -----------
Gross operating profit                                  597,139       432,436
General and administrative expenses                   1,335,432       916,631
                                                    -----------   -----------
      Income (loss) from operations                    (738,293)     (484,195)
Other income (expense):
  Interest expense                                      (83,541)      (37,298)
  Loss on sale of assets                                (21,878)            -
  Realized loss on sale of investments                  (98,003)            -
                                                    -----------   -----------
       Total other income (expense)                    (203,422)      (37,298)
Loss from continuing operations before minority
  interest                                             (941,715)     (521,493)
Minority interest                                        15,974             -
                                                   ------------   -----------
Loss from continuing operations before income tax      (925,741)     (521,493)
Provision for income taxes                                    -             -
                                                   ------------   -----------
Net loss before discontinued operations                (925,741)     (521,493)
Loss from discontinued operations, net of taxes-
Note 4                                                        -       (33,736)
                                                   ------------   -----------
Net loss before cumulative effect of a change in
accounting principle                                   (925,741)     (555,229)
Cumulative effect on prior years of change in
accounting principle-Note 2                            (214,926)            -
                                                   ------------   -----------
Net loss                                           $ (1,140,667)  $  (555,229)
                                                   ============   ===========
Loss per share basic and diluted:
 Continuing operations                             $      (0.05)  $     (0.04)
                                                   ============   ===========
 Discontinued operations                           $       0.00   $      0.00
                                                   ============   ===========
Cumulative effect of a change in accounting
principle                                          $      (0.01)  $      0.00
                                                   ============   ===========
 Net loss per share-basic and diluted              $      (0.06)  $     (0.04)
                                                   ============   ===========
Weighted average number of common shares
outstanding-basic and diluted                        20,258,947    14,708,706
                                                   ============   ===========
Pro forma amounts assuming the new revenue
recognition policy is applied retroactively:
Net loss                                               (925,741)     (770,155)
                                                   ============   ===========
Net loss per share-basic and diluted               $      (0.05)  $     (0.05)
                                                   ============   ===========

        See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
         Consolidated Statements of Stockholders' Equity
           For the Years Ended March 31, 2005 and 2004


                                                           Common  Additional
                                      Shares    Common   stock to   Paid in
                                      Issued     Stock   be issued  Capital

Balance, March 31, 2003             20,620,247   20,620         -   1,564,299

Disposition of subsidiary           (7,795,520)  (7,795)               31,720

Sale of common stock pursuant to
private placements                      92,216       92                44,908

Repurchase of dissenter's common
stock                                   (9,222)      (9)                 (111)

Acquisition of Piezo on September
5, 2003                              2,000,000    1,525       475     (17,091)

Sale of common stock pursuant to
stock purchase agreement               577,125      577               224,673

Sale of common stock pursuant to
private placement                      235,000      235               120,765

Issuance of common stock for
services                                15,000       15                 4,485

Earned compensation expense

Net loss for year ended
March 31, 2004
                                   -----------  -------   -------  ----------
Balance, March 31, 2004             15,734,846   15,260       475   1,973,648

Sale of common stock pursuant
to private placement                   627,953      628                14,722

Shares issued for Investment
in Langley Trust                     4,400,000    4,400               503,054

Acquisition of DataFuzion, Inc.
on March 1, 2005                    22,125,305   22,125             2,190,406

Issuance of common stock for
services                             1,881,000    1,881               186,219

Issuance of common stock to
relieve debt                           650,000      650               141,850

Earned compensation expense

Comprehensive income:

Unrealized loss on investments

Net loss for the year ended
March 31, 2005
                                   -----------  -------   ------- -----------
Balance, March 31, 2005             45,419,104  $44,944   $   475 $ 5,009,899

[CONTINUED]

                   Omni Medical Holdings, Inc.
         Consolidated Statements of Stockholders' Equity
           For the Years Ended March 31, 2004 and 2003

                         Deferred                                    Total
                          Compen-  Unrealized            Advance Stockholders'
                          sation    loss on  Accumulated Receivable   Equity
                         Expense  Investments Deficit   Shareholder (Deficit)
Balance, March 31, 2003 $(41,111)    $    - $(1,332,566)$  (24,708)$  186,534

Disposition of subsidiary                                   24,708     48,633

Sale of common stock
pursuant to private
placements                                                             45,000

Repurchase of dissenter's
common stock                                                             (120)

Acquisition of Piezo on
September 5, 2003         (8,793)                                     (23,884)

Sale of common stock
pursuant to stock
purchase agreement                                                    225,250

Sale of common stock
pursuant to private
placement                                                             121,000

Issuance of common
stock for services                                                      4,500

Earned compensation
expense                   42,562                                       42,562

Net loss for year ended
March 31, 2004                                 (555,229)             (555,229)
                        --------   -------  -----------   -------- ----------
Balance, March 31, 2004   (7,342)        -   (1,887,795)  $      - $   94,246

Sale of common stock
pursuant to private
placement                                                              15,350

Shares issued for
Investment in Langley
Trust                                                                 507,454

Acquisition of
DataFuzion, Inc.
on March 1, 2005                                                    2,212,531

Issuance of common
stock for services                                                    188,100

Issuance of common
stock to relieve debt                                                 142,500

Earned compensation
expense                    7,342                                        7,342

Comprehensive income:

Unrealized loss on
investments                       (138,428)                          (138,428)

Net loss for the year
ended March 31, 2005                         (1,140,667)           (1,140,667)
                                                                   ----------
Total Comprehensive Income                                         (1,279,095)
                         -------  --------  -----------   -------- ----------
Balance, March 31, 2005  $     0 $(138,428) $(3,028,462)  $      - $1,888,428
                         =======  ========  ===========   ======== ==========
            See accompanying notes to financial statements

                       Omni Medical Holdings, Inc.
                  Consolidated Statements of Cash Flows
               For the years ended March 31, 2005 and 2004

                                                    2005           2004
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations                $(1,140,667)    $  (521,493)
Loss from discontinued operations                        -         (33,736)
Adjustments to reconcile net loss to net
cash used in continuing operations:
    Depreciation and amortization                  255,224         116,680
    Stock-based compensation expense                 7,342          33,769
    Stock issued for services                      131,375           4,500
    Loss on sale of assets                          21,878               -
    Realized loss on investments                    98,003               -
    Minority interest                              (15,974)
    Cumulative effect of change in accounting
      principle                                    214,926               -
   Changes in operating assets and liabilities,
      net of effect of business acquisition and
      disposition:
      Accounts receivable                          (76,084)       (298,074)
      Employee advances                             (1,382)         (3,935)
      Prepaid expenses                               2,668          (3,834)
      Inventories disposed of with subsidiary                      400,888
      Deposits                                        (348)           (380)
      Accounts payable                              31,895        (103,931)
      Accrued expenses                             214,267         225,741
                                             -------------    ------------
       Net cash used in operating activities      (256,877)       (183,805)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (9,018)        (15,649)
  Proceeds from the sale of assets                   1,021               -
  Proceeds from sale of investments                130,478               -
  Software development                             (32,335)
  Payment for disposition of subsidiary, net             -         (36,000)
  Payments for purchase of businesses                    -        (475,094)
                                             -------------    ------------
      Net cash provided by (used in)
      investing activities                          90,146        (526,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of dissenter's common stock                   -            (120)
Deferred financing costs                                 -         (25,000)
Borrowings on line of credit                       118,497          44,956
Proceeds from issuance of debt                      86,600          75,000
Payments of notes payable                          (49,215)        (27,361)
Proceeds from the issuance of common stock          15,350         391,250
                                            --------------    ------------
      Net cash provided by financing
      activities                                   171,232         458,725
                                            --------------    ------------
      NET INCREASE (DECREASE) IN CASH                4,501        (251,823)
CASH AT BEGINNING OF YEAR                            6,140         257,963
CASH ACQUIRED IN DATAFUZION ACQUISITION              4,208               -
                                            ==============    ============
CASH AT END OF YEAR                         $       14,849    $      6,140
                                            ==============    ============


             See accompanying notes to financial statements

                        Omni Medical Holdings, Inc.
             Consolidated Statements of Cash Flows [continued]
               For the years ended March 31, 2005 and 2004


                                                    2005            2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest in continuing operations  $    19,089    $    37,298
 Cash paid for interest in discontinued operations          -          1,402
 Cash paid for income taxes                                 -              -

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Stock issued as prepaid expenses                  $    56,725    $         0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Stock issued for short-term investments          $   507,454    $         0
 Stock issued to relinquish debt                  $   142,500    $         0

BUSINESS ACQUISITIONS:
 Fair value of assets acquired                    $ 6,764,378    $   795,968
 Issuance of debt/assumption of liabilities        (4,551,847)      (320,874)
 Common stock issued at acquisition                (2,212,531)             0
                                                  -----------    -----------
  Cash paid                                       $         0    $   475,094
                                                  ===========    ===========
            See accompanying notes to financial statements

                       Omni Medical Holdings, Inc.
               Notes to Consolidated Financial Statements
                             March 31, 2005

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Omni Medical Holdings, Inc. ("Omni"), a Utah corporation, provides medical billing and transcription services, and electronic medical record solutions to medical practitioners.

     Organization- The company was previously organized as Piezo Instruments, Inc. ("Piezo"), a Utah corporation. Effective September 5, 2003, Piezo and Omni Medical of Nevada, Inc., a Nevada Corporation ("Omni Nevada") executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby Piezo agreed to acquire 100% of the issued and outstanding shares of common stock of Omni Nevada in exchange for up to 16,000,000 newly issued shares of common stock of Piezo, (of which 12,913,815 were issued as of March 31, 2004, 480,753 shares were issued in July 2004 and 474,659 shares are to be issued as of March 31, 2005 for a total of 13,869,227 shares,) or approximately 86% of the post-Reorganization Agreement outstanding securities of Piezo. The transaction was accounted for as a reverse acquisition of Piezo by Omni Nevada. Shares of common stock authorized and issued have been retroactively restated to present the capital structure of Piezo. Concurrent with the merger, Piezo changed its name to Omni Medical Holdings, Inc.

     Principles of consolidation-The accompanying consolidated financial statements include the accounts of Omni Medical Holdings, Inc., its wholly owned subsidiary, Omni Medical Services, Inc. and its majority owned subsidiaries, Omni Medical of Nevada, Inc and DataFuzion, Inc. All significant intercompany balances and transactions are eliminated.

     Cash and cash equivalents- The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

     Revenue recognition- The Company recognizes revenue according to Staff Accounting Bulletin 104, Revenue Recognition which clarifies U.S. generally accepted accounting principles for revenue transactions. The Company recognizes revenue from medical billing, medical transcription services and from data hosting services. Fees for the medical billing services are primarily based on a percentage of net collections on our clients' accounts receivable. The Company recognizes revenue and bills its customers for these services when the customers receive payment on those accounts receivable. Revenues on the medical transcription and data hosting services are recognized monthly as services are performed for our clients.

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

     Bad debt and allowance for doubtful accounts- The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio. The Company provides an allowance for doubtful accounts which, based upon management's evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. The allowance at March 31, 2005 is $10,239.

                  Omni Medical Holdings, Inc.
           Notes to Consolidated Financial Statements
                         March 31, 2005

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES[continued]

     Concentrations of credit risk-The Company grants credit to its customers, generally without collateral. At March 31, 2005, one customer accounted for 11% of accounts receivable. During the years ended March 31, 2005 and 2004 two customers accounted for 28% and 35% of sales, respectively.

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


                                   Depreciation            Estimated
Asset                                Method               useful life

Computer Equipment                Straight-line            3-5 years

Office Equipment                  Straight-line            5-7 years

Furniture & Fixtures              Straight-line              7 years

Computer Software                 Straight-line              3 years

Leasehold improvements            Straight-line              7 years

Equipment - Manufacturing         Straight-line              7 years

Building & Land - Alabama         Straight-line             25 years


     Goodwill and intangible assets-The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. The Company's goodwill consists $3,420,945 applicable to the DataFuzion, Inc. acquisition in March 2005, $36,000 applicable to the A&V medical transcription acquisition in July 2002 and $36,300 applicable to the Medical Billing Management purchase in May 2003. The Company continually tests goodwill for impairment and recognizes a loss when the carrying value exceeds the fair value. The Company has recorded no impairment charges for the years ended March 31, 2005 and 2004.The intangible asset consists of software development and a trademark acquired in the acquisition of DataFuzion, Inc., customer lists acquired in the acquisitions of A&V, Medical Billing Management and McCoy Business Services, Inc. as well as a trade name and non-compete agreements acquired in the McCoy acquisition. The intangible assets are being amortized over their useful life of between 2 and 7 years.

     Software development costs include costs incurred in the development or enhancement of the "Infobridge" software. These costs are capitalized after the preliminary project stage is complete, when management with the relevant authority authorizes and commits to the funding of the project, when it is probable that the project will be completed and when the software will be used to perform the function intended. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use. The Company expenses software development costs, as incurred during the planning and post-implementation phases of development.

                    Omni Medical Holdings, Inc.
           Notes to Consolidated Financial Statements
                         March 31, 2005

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

     Amortization expense for the next five years is expected to be as follows:

           Year ended
           3/31/2006                 $215,295
           3/31/2007                  181,963
           3/31/2008                  177,657
           3/31/2009                   55,785
           3/31/2010                        -


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

     Net Loss Per Common share-In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During the years ended March 31, 2005 and 2004 there were no common share equivalents outstanding. However, the Company's acquired subsidiary DataFuzion, Inc. has approximately 5 million common share equivalents that upon approval by the Company's Board of Directors could become convertible into the Company's common stock on a proportional basis. These shares were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

     Stock based compensation-SFAS No. 123, "Accounting for Stock-Based Compensation" allows companies to choose wether to account for employee stock-based compensation on a fair-value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to account for stock-based compensation using APB 25. At March 31, 2005, the Company had no stock option plans.

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

     Derivative transactions- In the past the Company has utilized certain short-term derivative instruments, options and puts of marketable equity securities, for trading purposes. The Company accounted for these transactions at fair value, based on market quotes and cash settlements. These transactions exposed the Company to certain market and credit risks related to the underlying investment and the counter-party,

                    Omni Medical Holdings, Inc.
            Notes to Consolidated Financial Statements
                          March 31, 2005

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES[continued]

     respectively. The Company had no such transaction during the year ended March 31, 2005 and held no derivative instruments at March 31, 2005 and 2004.

     Short-term investments-In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" The Company has classified its investments as available for sale and records the investment at fair market value.

     Recent Accounting pronouncements- On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) supercedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock issued to Employees. SFAS. No. 123(R) requires all share-based payments to employees , including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company no later than July 1, 2005. The Company expects to adopt SFAS No. 123(R) on July 1, 2005. When the Company adopts SFAS No. 123(R), it may elect the modified prospective method or the modified retrospective method. The Company has not yet determined which method it will elect. The Company currently accounts for share-based payments to employees using APB Opinion No. 25 and the intrinsic value method and, as a result, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123 (R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future.

Note 2 CHANGE IN ACCOUNTING PRINCIPLE

     In order to be consistent with its newly acquired subsidiary DataFuzion, Inc., the Company changed its revenue recognition policy during the year ended March 31, 2005. The change relates to the Company's medical billing services. Formerly, the Company recognized revenue from medical billing services when the service was performed for the client based on the Company's percentage of the clients estimated collections. The change allows the Company to recognize revenue based on a percentage of actual net collections on clients' accounts receivable. The impact of this change is $214,926 of revenue previously recognized in fiscal year ended March 31, 2004 being deferred to fiscal year ending March 31, 2005.


Note 3 BUSINESS ACQUISITIONS

     Effective March 1, 2005, Omni, entered into a share exchange agreement ("the agreement") with DataFuzion, Inc. a Colorado corporation and provider of practice management, billing and collection services, and electronic medical records solutions to medical practitioners. The agreement calls for Omni to offer a shareholder exchange to the DataFuzion shareholders in which they may transfer to Omni at closing 100% of the outstanding common stock of DataFuzion in exchange for 23,019,215 shares of common stock of Omni. The exchange will constitute a 50% ownership of Omni for the shareholders of DataFuzion in the event all shareholders of DataFuzion agree to exchange their respective common shares. As of July 8, 2005 approximately 90% of the DataFuzion shareholders had exchanged their shares for shares of Omni and Omni had issued 21,772,966 shares of its common stock, with an additional 352,339 to be issued for a total issuance of 22,125,305 shares of common stock.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of March 1, 2005, the date of acquisition:

                    Omni Medical Holdings, Inc.
            Notes to Consolidated Financial Statements
                          March 31, 2005

Note 3 BUSINESS ACQUISITIONS-[continued]


       Cash                                        $    4,208
       Accounts receivable, net                       170,300
       Property and equipment                       1,545,547
       Intangible assets                            1,462,640
       Other assets                                    26,470
       Accounts payable                              (138,158)
       Accrued expenses                            (1,206,843)
       Notes payable                               (1,941,264)
       Convertible debt                            (1,265,582)
       Minority interest                              134,268
       Goodwill                                     3,420,945
                                                  -----------
       Net assets acquired                        $ 2,212,531
                                                  ===========

     The DataFuzion acquisition was accounted for as a purchase and their results of operations are included in the Company's financial statements from the date of acquisition.

     The following proforma financial information presents results as if the DataFuzion acquisition had occurred at the beginning of the years ended March 31, 2005 and 2004:

                                           2005         2004

Revenues                               $ 2,982,315   $ 1,493,324

Net loss                                (1,770,489)   (1,135,015)

Basic and diluted loss per share       $     (0.09)  $     (0.08)


Note 4 DISCONTINUED OPERATIONS

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

     Effective May 2003, Omni entered into an agreement with one of its officers and shareholders whereby Omni agreed to exchange 100% of the common stock of MPSI and $36,000 cash for all shares of common stock of Omni owned individually or jointly by the officer and his wife. As of April 30, 2003, the assets

                    Omni Medical Holdings, Inc.
           Notes to Consolidated Financial Statements
                         March 31, 2005

Note 4 DISCONTINUED OPERATIONS

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

Note 5 PROPERTY AND EQUIPMENT

          The major categories of property and equipment are as follows:

                                                     3/31/2005
                  Computer Equipment                 $ 887,311
                  Office Equipment                      97,214
                  Furniture & Fixtures                  25,854
                  Computer Software                  1,026,453
                  Equipment - Manufacturing             45,050
                  Building & Land - Alabama             85,000
                  Leasehold Improvements                18,510
                  Accumulated depreciation            (491,162)
                                                    ----------
                      Net property and equipment     1,694,230
                                                    ==========

     Included in these balances are $1,010,750 of assets purchased under capital leases.

     Depreciation expense was for the years ended March 31, 2005 and 2004 was $113,798 and $36,514 respectively.

Note 6 INTANGIBLE ASSETS

          Intangible assets consist of the following:

                   Software development costs      $1,800,132
                   Customer lists                     431,953
                   Non-compete agreement              100,000
                   Trade name                          60,000
                   Trademark                            1,270
                   Accumulated amortization          (546,252)
                                                   ----------
                      Net intangible assets         1,847,103
                                                   ==========


     Amortization expense for the years ended March 31, 2005 and 2004 was $141,426 and $80,166 respectively.

                                   Omni Medical Holdings, Inc.
           Notes to Consolidated Financial Statements
                         March 31, 2005

Note 7 STOCKHOLDERS' EQUITY

     During the year ended March 31, 2005 the Company issued 147,200 shares of its of restricted common stock to offshore investors pursuant to Regulation S, promulgated under the Securities Act of 1933, and received consideration of $15,350.

     During the year ended March 31, 2005, the Company issued 1,831,000 shares of restricted common stock to various consultants for services to be performed over a term of 6 months to 2 years. Management has estimated the fair market value of the fees at $183,100, of which $131,375 have been expensed and the remaining $51,725 have been recorded as a prepaid expense to be amortized over the life of the contracts.

     In June 2004, the Company issued 3,700,000 shares of common stock and placed the shares in escrow pending the completion of a loan agreement. However, the loan agreement was never completed and on November 12, 2004 the stock certificate was cancelled.

     In July 2004, the Company issued 480,753 shares of common stock pursuant to the September 5, 2003 Reorganization agreement. These shares are in addition to the original 12,913,815 shares issued during the year ended March 31, 2004. The shareholders tendered in a timely fashion according to the terms of the agreement, but had subsequently lost the certificate.

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

     On September 7, 2004 by unanimous consent the Company's board of directors approved and authorized the exchange of 600,000 shares of the Company's common stock to the Company's President and Chief Executive Officer in return for all accrued salary and any interest or penalties in connection with the accrued salary totaling $137,500. The board also approved and authorized the issuance of 500,000 shares to a company owned by the Company's Chief Executive Officer as payment on the above loan made to the Company.

     On September 28, 2004 the Company issued 50,000 to its Vice President for services. Management has estimated the fair market value of the services to be $5,000, which has been recorded as an expense in the accompanying financial statements.

     Effective March 1, 2005, Omni, entered into a share exchange agreement ("the agreement") with DataFuzion, Inc. a Colorado corporation and provider of practice management, billing and collection services, and electronic medical records solutions to medical practitioners. The agreement calls for Omni to offer a shareholder exchange to the DataFuzion shareholders in which they may transfer to Omni at closing 100% of the outstanding common stock of DataFuzion in exchange for 23,019,215 shares of common stock of Omni. The exchange will constitute a 50% ownership of Omni for the shareholders of DataFuzion in the event all shareholders of DataFuzion agree to exchange their respective common shares. As of July 8, 2005 approximately 90% of the DataFuzion shareholders had exchanged their shares for shares of Omni and Omni had issued 22,125,305 shares of its common stock.

                   Omni Medical Holdings, Inc.
                 Notes to Financial Statements
                         March 31, 2005

Note 7 STOCKHOLDERS' EQUITY[continued]

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

Note 8 LINE OF CREDIT

     On December 19, 2003 the Company entered into a loan agreement and security agreement with Presidential Financial Corporation allowing the Company to borrow up to 80% of its accounts receivable or $300,000 whichever is less. The loan is secured by accounts receivable and other tangible assets of the Company and accrues interest at prime plus 2%. As of March 31, 2005, the Company owed $163,453 on the line of credit.

                         Omni Medical Holdings, Inc.
                 Notes to Financial Statements
                         March 31, 2005

Note 9 LONG-TERM DEBT

          The following is a summary of the Company's indebtedness as of March 31, 2005:

Note payable, interest at 5%, payable in  a
lump sum payment, originally due, May 2004,
collateralized by the assets of MBM                $316,284

Note payable, interest at 5%, payable in
quarterly payments of $30,000, due November
2005, collateralized by the assets of McCoy         202,867

Note payable, interest at 8%, payable in
monthly installments of $1,956, due July
2009 collateralized by all of the assets of
the company                                          86,079

Note payable, interest at 7.9%, payable in
monthly installments of $590, due July 2016,
collateralized by land and building                  53,415

Note payable, interest at 5%,
payable in monthly installments of $375,
originally due September 2004, unsecured             11,314

Note payable, interest at 10%, originally
payable in September 2004, unsecured                 32,000

Note payable, related party, interest free,
due on demand, unsecured                             36,090

Note payable, interest at 10% payable in
monthly payments of $92,852, due in June
2005, collateralized by equipment                   541,216

Convertible debt, with interest between 10%
and 12%, payable on demand, unsecured             1,265,582

Capital leases payable, with  interest at
between 8.45% and 34.17% , payable in
monthly installments totaling  $23,586, due
from September 2007 to January 2010
collateralized by equipment                         939,288

Note payable, imputed interest at 10%, due
on demand, unsecured                                450,000
                                                 ----------
                                        Total    $3,934,135
                                                 ==========

                   Omni Medical Holdings, Inc.
                 Notes to Financial Statements
                         March 31, 2005

Note 9 LONG-TERM DEBT[continued]

     Future minimum note payments as of March 31, 2005, are approximately as follows:


                      Year Ending March 31:             Amount

                               2006                   $3,054,568
                               2007                      241,292
                               2008                      262,069
                               2009                      201,748
                            Thereafter                   174,458
                                                      ----------
                                                      $3,934,135
                                                      ==========

Note 10 LEASES

     The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of March 31, 2005:

             Year ended                      Total
          March 31, 2006                   $ 191,436
          March 31, 2007                     117,176
          March 31, 2008                      79,204
          March 31, 2009                      81,361
          Thereafter                             420
                                           ---------
          Totals                           $ 469,597
                                           =========

     Rent expense for the years ended March 31, 2005 and 2004 were $134,733 and $90,296, respectively.

Note 11 INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.
                                       NOL
          Description                Balance          Tax      Rate

      Federal Income Tax           $2,803,536      $953,202     34%

      Valuation allowance                          (953,202)
                                                   --------
      Deferred tax asset 3/31/2004                 $      0
                                                   ========



     The valuation increased $314,752 from $638,450 at December 31, 2004.

                   Omni Medical Holdings, Inc.
                 Notes to Financial Statements
                         March 31, 2005

Note 12 GOING CONCERN

     The Company's financial statements for the years ended March 31, 2005 and 2004 show incurred net losses of $1,140,667 and $555,229, respectively, and has a working capital deficiency of $4,421,589, as of March 31, 2005, raising substantial doubt about the company's ability to continue as a going concern. Management's plans to address concerns raised by this issue include:

     a. Through the acquisition of Plum Creek Outpatient and administrative services agreement with Stat Anesthesia, P.C., (See note 15) the Company believes it has already acquired significant asset and adequate liquid assets for operation. Net collectable accounts receivable acquired is estimated to be in excess of $1.4 million with no long term debt. Furthermore, management believes these companies will provide significant cash flow to provide for all corporate needs.

     b. The Company also plans to raise additional capital and is working with a number of financial sources to achieve this.

     There is no assurance that these or any efforts will be successful. However, management believes that these measures will enable the Company to have adequate funds to support operations for the next twelve months.

Note 13 RELATED PARTY TRANSACTIONS

     During the year ended March 31, 2005 the Company's President and Chief Executive Officer loaned the Company $43,000. The loan is payable on demand, unsecured and interest free. The balance of the loan as of March 31, 2005 is $36,090.The Company's board of directors approved and authorized the issuance of 500,000 shares to a company owned by the Company's Chief Executive Officer as payment on the loan.

     On September 7, 2004 by unanimous consent the Company's board of directors approved and authorized the exchange of 600,000 shares of the Company's common stock to the Company's President and Chief Executive Officer in return for all accrued salary and any interest or penalties in connection with the accrued salary totaling $137,500.

Note 14 COMMITMENTS AND CONTINGENCIES

     In 2003, the Company retained the services of an investment banking firm to raise capital for future acquisitions. Through March 31, 2005 the Company has paid $25,000 in deferred financing costs which will be offset against future equity proceeds.

     In conjunction with the McCoy acquisition, Omni entered into an employment agreement with one of the McCoy's former owners, guaranteeing employment with Omni through November 30, 2005 at an annual salary of $30,000 plus performance based bonuses and benefits.

     Omni entered into an employment agreements with its chief executive officer and president. The agreements provide compensation to both individuals at an annual base salary of $180,000, a $1,000 a month auto allowance, fully paid health insurance and a bonus of 1% of gross revenue, paid quarterly.

     An action has been brought by holders of promissory notes issued by the Company's majority owned subsidiary, DataFuzion, Inc. for enforcement of the notes and possession of substantially all assets of DataFuzion which are alleged to secure payment of the notes. Plaintiffs filed a motion for possession of the assets, which was denied by the Court. DataFuzion does not dispute the execution or delivery of the

                   Omni Medical Holdings, Inc.
                 Notes to Financial Statements
                         March 31, 2005

Note 14 COMMITMENTS AND CONTINGENCIES[continued]

     notes and has recorded the notes in these financial statements. In addition, DataFuzion has some claims against some of the Plaintiffs which may give rise to offsets or counterclaims against some(but in all likelihood, not all) of the Plaintiffs. Those claims have not yet been pled or fully factually explored. The current status of this matter is that the Plaintiffs have filed a Motion for Summary Judgement, seeking judgement for the notes balances(without enforcement of their claimed security interest). DataFuzion has sought and obtained an extension of time to respond to this Motion, and has initiated settlement discussions with Plaintiffs . Those settlement negotiations are ongoing.

     Three former employees of DataFuzion have also brought action against the Company seeking back pay in total of approximately $60,000. DataFuzion disputes the claims but has offered settlement of approximately $12,000, which has been rejected. Discovery is ongoing and a settlement conference is scheduled for August 2005.

     Two shareholders of DataFuzion have brought action against DataFuzion for royalties due them related to new sales of DataFuzion's
     "Infobridge" software. DataFuzion disputes the amounts owed and has entered into settlement negotiation with the shareholders.

Note 15 SUBSEQUENT EVENTS


     Effective April 15, 2005, the Company acquired 100% of the outstanding shares of Plum Creek Outpatient, Inc., an Illinois corporation ("Plum Creek") in exchange for 1,000,000 shares of the Company's common stock that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission. The Company also acquired the assets of Stat Anesthesia, P.C., an Illinois corporation ("Stat"), in exchange for 4,000,000 shares of our common stock that were also "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission. Additionally, Stat signed an Administrative Services Agreement with the Company in which the Company will provide financial and administrative services for all of Stat's operations. While the Company will have complete control over the administrative and financial affairs of Stat, the Company will not be involved in any way in the practice of medicine.

                         DataFuzion, Inc.

     Report of Independent Registered Public Accounting Firm
                               and
                       Financial Statements

                      December 31, 2004

                         DataFuzion, Inc.


                        TABLE OF CONTENTS

                                                                     Page

Report of Independent Registered Public Accounting Firm . . . . . . . . 1

Balance Sheet - December 31, 2004 . . . . . . . . . . . . . . . . .   2-3

Statements of Operations for the Years Ended December 31, 2004 and
2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4

Statements of Stockholders' Deficit for the Years Ended December 31,
2004 and 2003 . . . . . . . . . . . . . . . . . .  . . . . . . . . . . .5

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003 6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .7-14

     Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
DataFuzion, Inc.


We have audited the accompanying balance sheet of DataFuzion Inc. as of December 31, 2004 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DataFuzion, Inc., as of December 31, 2004 and the results of operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that DataFuzion, Inc. will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has accumulated losses from operations and a deficit in working capital. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds
Mantyla McReynolds
Salt Lake City, Utah
May 6,  2005

                         DataFuzion, Inc.
                          Balance Sheet
                        December 31, 2004


                              ASSETS

Current assets:
   Cash and cash equivalents                                  $   1,099
   Accounts receivable, net of allowance for doubtful
     accounts of $8,000                                         139,232
   Employee advances                                              1,832
   Prepaid expenses                                              19,109
                                                              ---------
          Total current assets                                  161,272

Property, equipment & improvements - Notes 1& 3               1,469,505

Other assets:
     Intangible assets, net - Note 1& 4                       1,411,899
                                                              ---------
          Total other assets                                  1,411,899
                                                              ---------
TOTAL ASSETS                                                 $3,042,676
                                                              =========


          See accompanying notes to financial statements

                         DataFuzion, Inc.
                     Balance Sheet [continued]
                        December 31, 2004

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                         $  117,368
    Bank overdraft                                               17,208
    Related party payable-Note 12                               534,843
    Accrued expenses                                            468,414
    Payroll and payroll taxes payable                           330,440
    Current portion of long term liabilities-Note 7           2,177,318
                                                             ----------
          Total current liabilities                           3,645,591
Long-term Liabilities

    Convertible debt-Note 7                                   1,037,576
    Notes payable-Note 7                                      1,805,086
    Current portion of long term liabilities-Note 7          (2,177,318)
                                                             ----------
          Total long-term liabilities                           665,344
                                                             ----------
              Total liabilities                               4,310,935

Stockholders' deficit:-Note 5
    Preferred stock, no par value per share; 10,000,000
    Shares authorized; -0- issued and outstanding                     -
    Common stock, par value $0.001 per share; 100,000,000
     shares authorized; 36,149,628 issued and outstanding        36,150
     Capital in excess of par value                           5,535,516
     Accumulated deficit                                     (6,839,925)
                                                             ----------
          Total stockholders' deficit                        (1,268,259)
                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $3,042,676
                                                             ==========



                See accompanying notes to financial statements

                         DataFuzion, Inc.
                      Statements of Operations
          For the years ended December 31, 2004 and 2003
                                                   2004            2003
Revenue                                        $   954,897      $  276,395
Expenses:
    General and administrative                   1,045,749         672,028
    Depreciation expenses                          277,561         122,134
                                               -----------      ----------
Total Expenses                                   1,323,310         794,162
                                               -----------      ----------
      Income (loss) from operations               (368,413)       (517,767)
Other income (expense):
  Other income                                          67               -
  Other expense                                     (1,750)              -
  Interest expense                                (278,571)       (284,786)
                                               -----------      ----------
       Total other income (expense)               (280,254)       (284,786)
                                               -----------      ----------
Loss from operations before income taxes          (648,667)       (802,553)
    Provision for income taxes                           -               -
                                               -----------      ----------
Net loss                                       $  (648,667)     $ (802,553)
                                               ===========      ==========
 Net loss per share-basic and diluted          $     (0.02)     $    (0.03)
                                               ===========     ===========

Weighted average number of common shares
outstanding-basic and diluted                   31,541,843      27,237,643
                                               ===========     ===========

         See accompanying notes to financial statements

                         DataFuzion, Inc.
                Statement of Stockholders' Deficit
          For the Years Ended December 31, 2004 and 2003

                                                                    Total
                                          Additional             Stockholders'
                         Shares   Common   Paid in   Accumulated    Equity
                         Issued   Stock    Capital      Deficit    (Deficit)
Balance
January  1, 2003      24,821,400  $24,821 $4,005,240 $(5,388,705) $(1,358,644)

Conversions of debt
to equity              2,471,615    2,472    167,819                  170,291

Sale of common stock
pursuant to private
placements               726,105      726    194,324                  195,050

Issuance of common
stock for services       312,500      313     30,937                   31,250

Net loss for year ended
December 31, 2003                                       (802,553)    (802,553)
                     -----------  -------  --------- -----------  -----------
Balance,
December 31, 2003     28,331,620   28,332  4,398,320  (6,191,258)  (1,764,606)

Conversions of debt
to equity              4,965,508    4,966    415,048                  420,014

Sale of common stock
pursuant to private
placements             2,402,500    2,402    677,598                  680,000

Issuance of common
stock for services       450,000      450     44,550                   45,000

Net loss for year ended
December 31, 2004                                       (648,667)    (648,667)
                      ----------  -------  ---------  ----------  -----------
Balance,
December 31, 2004     36,149,628   36,150  5,535,516  (6,839,925)  (1,268,259)



           See accompanying notes to financial statements

                         DataFuzion, Inc.
                     Statements of Cash Flows
          For the years ended December 31, 2004 and 2003

                                                    2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $   (648,667)    $   (802,553)
Adjustments to reconcile net loss to net
cash used in continuing operations:
    Depreciation and amortization                  277,561          122,134
    Allowance for doubtful accounts                  5,000            3,000
    Shares issued for services                      45,000           31,250
   Changes in operating assets and liabilities:
      Accounts receivable                            4,011         (108,344)
      Employee advances                                  -           (1,383)
      Prepaid expenses                             (13,951)          29,842
      Accounts payable                              72,723           10,500
      Accrued expenses                             138,070          391,229
                                              ------------     ------------
       Net cash used in operating activities      (120,254)        (324,325)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment            (1,538,035)         (35,705)
  Software development costs                      (408,824)        (224,434)
                                              ------------     ------------
       Net cash used in investing activities    (1,946,859)        (260,139)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft                                      15,244            1,964
Proceeds from issuance of debt                   1,339,421            3,595
Payments of debt                                  (175,000)          (1,055)
Convertible debentures                             208,547          360,791
Proceeds from the issuance of common stock         680,000          195,050
                                              ------------     ------------
       Net cash provided by financing
       activities                                2,068,212          560,345
                                              ------------     ------------
       NET INCREASE (DECREASE) IN CASH               1,099          (24,119)
CASH AT BEGINNING OF YEAR                                0           24,119
                                              ------------     ------------
CASH AT END OF YEAR                                  1,099                0
                                              ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                       $    208,653     $    127,512
 Cash paid for income taxes                              -                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
 Conversion of debt to equity                 $    420,014     $    170,291

         See accompanying notes to financial statements

                         DataFuzion, Inc.
                  Notes to Financial Statements
                        December 31, 2004

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - DataFuzion, Inc. ("DataFuzion"), a Colorado corporation, provides practice management, billing and collection services, and electronic medical records solutions to medical practitioners. The Company was originally organized as Urology Partners of America, Inc.

     Cash and cash equivalents- The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

     Revenue recognition- The Company recognizes revenue according to Staff Accounting Bulletin 104, Revenue Recognition which clarifies U.S. generally accepted accounting principles for revenue transactions. The Company recognizes revenue from two sources, medical billing services and data hosting services. Fees for the medical billing services are primarily based on a percentage of net collections on our clients' accounts receivable. The Company recognizes revenue and bills its customers for these services when the customers receive payment on those accounts receivable. Revenues for the data hosting services are recognized monthly as services are performed for our clients.

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

     Bad debt and allowance for doubtful accounts- The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio. The Company provides an allowance for doubtful accounts which, based upon management's evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables. The allowance at December 31, 2004 is $8,000.

     Property and equipment- Property and equipment, including equipment under capital leases, are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. The following is a summary of the estimated useful lives and depreciation methods used in computing depreciation expense:

                                              Depreciation        Estimated
           Asset                                 Method          useful life
      Computer Equipment                      Straight-line        5 years
      Office Furniture & Equipment            Straight-line        7 years
      Computer Software                       Straight-line        3 years
      Leasehold Improvements                  Straight-line        7 years

                        DataFuzion, Inc.
                 Notes to Financial Statements
                       December 31, 2004

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES[continued]

     Concentrations of credit risk-The Company grants credit to its customers, generally without collateral. At December 31, 2004, four customers accounted for 59% of accounts receivable, with each of those customers accounting for more than 10% of the total accounts receivable balance. During the years ended December 31, 2004 three customers accounted for 56% of sales, and during the year ended December 31, 2003 one customer accounted for 63% of sales.

     Intangible assets- The Company's intangible assets include a trademark and software development costs.

     Trademark-The trademark represents the cost of registering trademarks with the United States Patent and Trademark office. The Company expects the trademark to contribute to cash flows indefinitely and therefore deems the trademark to have an indefinite useful life.

     Software development costs include costs incurred in the development or enhancement of the "Infobridge" software. These costs are capitlized after the preliminary project stage is complete, when management with the relevant authority authorizes and commits to the funding of the project, when it is probable that the project will be completed and when the software will be used to perform the function intended. Capitalization ceases no later than the point at which the project is substantially complete and ready for its intended use. The Company expenses software development costs, as incurred during the planning and post-implementation phases of development. The Company amortizes software on a straight line basis over its estimated useful life, generally seven years.

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

     Net Loss Per Common share-In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. Options to purchase 850,000 and 225,000 shares of common stock outstanding during 2004 and 2003 respectively, were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

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

                          DataFuzion, Inc.
                 Notes to Financial Statements
                       December 31, 2004

Note 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES[continued]

     Stock based compensation-SFAS No. 123, "Accounting for Stock-Based Compensation" allows companies to choose wether to account for employee stock-based compensation on a fair-value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to account for stock-based compensation using APB 25. At December 31, 2004, the Company had no stock option plans. If the Compensation cost for the Company's compensation plan had been determined consistent with SFAS No. 123 the Company's net income and net income per common share would have changed to the pro forma amounts indicated below:

                                                        2004       2003
       Net loss, as reported                        $(648,667)  $(802,553)

       Compensation cost under fair value-based
       accounting method, net of tax                   54,426      33,692
                                                    ---------   ---------
       Net loss, pro forma                          $(703,093)  $(836,245)

       Net loss per share-basic and diluted:

          As reported                               $   (0.02)  $   (0.03)

          Pro forma                                 $   (0.02)  $   (0.03)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes opton-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 0%, risk-free interest rate of 3% and exptected lives of 3,650 days.

     Recent Accounting pronouncements- On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) supercedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock issued to Employees. SFAS. No. 123(R) requires all share-based payments to employees , including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company no later than July 1, 2005. The Company expects to adopt SFAS No. 123(R) on July 1, 2005. When the Company adopts SFAS No. 123(R), it may elect the modified prospective method or the modified retrospective method. The Company has not yet determined which method it will elect. The Company currently accounts for share-based payments to employees using APB Opinion No. 25 and the intrinsic value method and, as a result, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123 (R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 described above under Stock based compensation.

                         DataFuzion, Inc.
                 Notes to Financial Statements
                       December 31, 2004

Note 2 BUSINESS ACQUISITIONS

     Effective June 30, 2004, the Company completed an asset purchase agreement with The TriZetto Group, Inc., ("TriZetto"), a Deleware corporation and a provider of healthcare information technology products and services. The aggregate purchase price was $800,000, including $720,000 payable at closing, and $80,000 payable in 120 days after closing. The Trizetto acquisition was accounted for as purchase and their results of operations are included in the Company's financial statements from the date of acquisition

     The following table summarizes the estimated fair values of the assets acquired as of June 30, 2004, the date of acquisition.


            Computer equipment            $  150,000
            Computer software                614,157
            Accounts receivable               35,843
                                          ----------
            Net assets acquired           $  800,000
                                          ==========

Note 3 PROPERTY AND EQUIPMENT

     The major categories of property and equipment are as follows:

                                            12/31/04
            Computer Equipment            $  710,098
            Office Furniture & Equipment      64,577
            Computer Software                950,551
            Leasehold Improvements            18,509
            Accumulated depreciation        (274,230)
                                          ----------
              Net property and equipment   1,469,505
                                          ==========

     Included in these balances are $845,970 of assets purchased under capital leases. Depreciation and amortization expense was $277,561 in 2004, and $122,134 in 2003.

Note 4 INTANGIBLE ASSETS

          Intangible assets consist of the following:

            Software development costs     $1,703,128
            Trademark                           1,270
            Accumulated amortization         (292,499)
                                           ----------
                                           $1,411,899
                                           ==========

                          DataFuzion, Inc.
                 Notes to Financial Statements
                       December 31, 2004

Note 5 STOCKHOLDERS' EQUITY

     During the year ended December 31, 2004, 2,402,500 shares of common stock of the Company were issued in private placements at prices ranging from $0.10 to $0.50 per share. The Company also converted $420,016 of debt into 4,965,508 shares of its common stock.

     In November 2004, the Company issued 450,000 shares of common stock to three individuals as an incentive to pay-off a bank loan for the Company (See Note 16). Management has estimated the fair market value of the compensation as $45,000, which has been recorded as an expense in the accompanying financial statements.

     During the year ended December 31, 2003, 726,105 shares of common stock of the Company were issued in private placements at prices ranging from $0.10 to $0.50 per share. The Company also converted $170,291 of debt into 2,471,615 shares of its common stock.

Note 6 LINE OF CREDIT

     In November 2004, the Company's $625,000 line of credit was called by the bank. Three individuals who personally guaranteed the note paid $450,000 to pay off the line and the Company paid the additional $175,000. The $450,000 is included below in long term debt.

Note 7 LONG-TERM DEBT

     The following is a summary of the Company's indebtedness as of December 31, 2004:

Note payable, interest at 10% payable in
monthly payments of $92,852, due in June
2005, collateralized by equipment                   $   541,216

Convertible debt, with interest between 10%
and 12%, payable on demand, unsecured                 1,240,582

Capital leases payable, with  interest at
between 8.45% and 34.17% , payable in
monthly installments totaling  $23,586, due
from September 2007 to November 2009
collateralized by equipment                             813,870

Note payable, imputed interest at 10%, due
on demand, unsecured                                    450,000
                                                    -----------
                                       Total        $ 3,045,668
                                                    ===========

    Future minimum note payments as of December 31, 2004, are approximately as follows:

                     Year Ending December 31:           Amount

                               2005                 $2,380,324
                               2006                    177,479
                               2007                    190,733
                               2008                    169,735
                            Thereafter                 127,397
                                                    ----------
                                                    $3,045,668
                                                    ==========

                         DataFuzion, Inc.
                 Notes to Financial Statements
                       December 31, 2004

Note 8 LEASES

     The following is a schedule by years of future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2004:

               Year ended                       Total
            December 31, 2005                 $ 96,170
            December 31, 2006                   95,439
            December 31, 2007                   74,708
            Thereafter                          78,977
                                              --------
            Totals                            $345,294
                                              ========

     Rent expense for the years ended December 31, 2004 and 2003 was $51,325 and $72,245 respectively.

Note 9 INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                                        NOL
         Description                  Balance        Tax          Rate

   Federal Income Tax              $4,078,606    $1,386,726        34%

   Valuation allowance                           (1,386,726)
                                                 ----------
   Deferred tax asset 12/31/2004                 $        0


     The valuation allowance increase $220,547 from $1,166,179 as of December 31, 2003

Note 10 STOCK OPTION PLAN

     In March 1998 the Company's Board of Directors adopted the Company's Incentive Stock Option Plan ("The Plan"). The Plan grants options to officers and key employees of the Company to purchase up to 7,500,000 shares of the Company's common stock. At prices determined by the Board of Directors at the time of grant. The options fully vest upon the date of grant.

     Changes in stock options for the year ended December 31, 2004 is as follows:

                              DataFuzion, Inc.
                 Notes to Financial Statements
                       December 31, 2004

Note 10   STOCK OPTION PLAN-[continued]

                                                       Weighted
                                                        Average
                                                       Exercise
                                          Shares         Price

    Outstanding @ 12/31/03               225,000      $    0.40
    Granted                              625,000           0.40
    Exercised                                  0           0.00
    Forfeited/expired                          0           0.00
    Outstanding @ 12/31/04               850,000           0.40
    Exercisable                          850,000           0.40

Weighted average fair value of options
granted during year                                   $    0.30

Weighted average fair value of shares
issued under Incentive Stock Option Plan                    N/A

Note 11   GOING CONCERN

     The Company's financial statements for the years ended December 31, 2004 and 2003 show incurred net losses of $648,667 and $802,553, respectively, and a working capital deficiency of $3,484,319 as of December 31, 2004, raising substantial doubt about the Company's ability to continue as a going concern. Management's plans to address concerns raised by this issue include pursuing additional sources of liquidity in the form of commercial credit or additional sales of the Company's equity securities to fund a combination of short-term working capital requirements and growth.

     There is no assurance that these or any efforts will be successful. However, management believes that these measures will enable the Company to have adequate funds to support operations for the next twelve months.

Note 12   RELATED PARTY TRANSACTIONS

     A member of the Company's Board of Directors has loaned the Company $203,006 plus accumulated interest at 12% of $220, 258. The loan is unsecured and due on demand.

     The Company's Chief Executive Officer is owed deferred salary with interest in the amount of $111,579. This amount has been accrued for in these financial statements.

Note 13   COMMITMENTS AND CONTINGENCIES

     An action has been brought by holders of promissory notes issued by the Company for enforcement of the notes and possession of substantially all assets of the Company which are alleged to secure payment of the notes. Plaintiffs filed a motion for possession of the assets, which was denied by the Court. The Company does not dispute the execution or delivery of the notes and has recorded the notes in these

                          DataFuzion, Inc.
                 Notes to Financial Statements
                       December 31, 2004

Note 13   COMMITMENTS AND CONTINGENCIES[continued]

     financial statements. In addition, the Company has some claims against some of the Plaintiffs which may give rise to offsets or counterclaims against some(but in all likelihood, not all) of the Plaintiffs. Those claims have not yet been pled or fully factually explored. The current status of this matter is that the Plaintiffs have filed a Motion for Summary Judgement, seeking judgement for the notes balances(without enforcement of their claimed security interest). The Company has sought and obtained an extension of time to respond to this Motion, and has initiated settlement discussions with Plaintiffs . Those settlement negotiations are ongoing.

     Three former employees of the Company have also brought action against the Company seeking back pay in total of approximately $60,000. The Company disputes the claims but has offered settlement of approximately $12,000, which has been rejected. Discovery is ongoing and a settlement conference is scheduled for August 2005.

     Two shareholders of the Company have brought action against the Company for royalties due them related to new sales of the Company's
     "Infobridge" software. The Company disputes the amounts owed and has entered into settlement negotiation with the shareholders.

Note 14   SUBSEQUENT EVENTS

     Effective March 1, 2005, the Company entered into a share exchange agreement ("the agreement") with Omni Medical Holdings, Inc..("Omni"). The agreement calls for Omni to offer a shareholder exchange to the DataFuzion shareholders in which they may transfer to Omni at closing 100% of the outstanding common stock of DataFuzion in exchange for 23,019,215 shares of common stock of Omni. The exchange will constitute a 50% ownership of Omni for the shareholders of DataFuzion in the event all shareholders of DataFuzion agree to exchange their respective common shares.

                   Omni Medical Holdings, Inc.
                  Pro Forma Financial Statements
                        December 31, 2004

                   Omni Medical Holdings, Inc.
                     Pro Forma Balance Sheet
                        December 31, 2004
                           (Unaudited)

                              ASSETS

                                                              Pro Forma Giving
                                                                  Effect to
                        Omni Medical   Datafuzion            Acquisition as of
                        Holdings, Inc.    Inc.   Adjustments December 31, 2004

Current Assets:
 Cash and cash
  equivalents               16,420         1,099          -           17,519
 Accounts receivable, net  398,721       139,232          -          537,953
 Short-term investments,
  at fair value            161,326             -          -          161,326
 Employee advances           3,935         1,832          -            5,767
 Prepaid expenses           57,640        19,109          -           76,749
                          --------     ---------    -------       ----------
  Total current assets     638,042       161,272          -          799,314

Property & equipment, net  200,191     1,469,505          -        1,669,696

Other assets:
 Deposits                      730             -          -              730
 Deferred financing costs   25,000             -          -           25,000
 Goodwill                   72,300             -  3,353,964        3,426,264
 Intangible assets, net    396,190     1,411,899          -        1,808,089
                         ---------    ---------- ----------      -----------
  Total other assets       494,220     1,411,899  3,353,964        5,260,083
                         ---------    ---------- ----------      -----------
Total assets             1,332,453     3,042,676  3,353,964        7,729,093
                         =========    ========== ==========      ===========

    See accompanying notes to Pro Forma Financial Statements.

                   Omni Medical Holdings, Inc.
               Pro Forma Balance Sheet (continued)
                        December 31, 2004
                           (Unaudited)

               LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              Pro Forma Giving
                                                                  Effect to
                        Omni Medical   Datafuzion            Acquisition as of
                        Holdings, Inc.    Inc.   Adjustments December 31, 2004


Current Liabilities:
 Accounts Payable          176,412       117,368          -          293,780
 Accrued expenses          121,931     1,130,691          -        1,252,622
 Line of credit             71,606        17,208          -           88,814
 Notes payable, current
  portion                  696,731     2,380,324          -        3,077,055
                         ---------    ----------   --------      -----------
   Total current
   liabilities           1,066,680     3,645,591          -        4,712,271

Long-term Liabilities
 Notes payable, net of
  current portion           60,256       665,344          -          725,600
                         ---------    ----------   --------     ------------
   Total long-term
   liabilities           1,126,936     4,310,935          -        5,437,871

Minority interest                                  (126,826)        (126,826)

Stockholders' equity
 Preferred stock                 -             -          -                -
 Common stock               22,614        36,150    (14,025)          44,739
 Capital in excess of
  par value              2,752,173     5,535,516 (3,345,110)       4,942,579
 Unrealized loss on
  investment              (161,327)            -          -         (161,327)
 Accumulated deficit    (2,407,943)   (6,839,925) 6,839,925       (2,407,943)
                        ----------    ---------- ----------      -----------
   Total stockholders'
   equity                  205,517    (1,268,259) 3,480,790        2,418,048
                        ----------    ---------- ----------      -----------
Total liabilities and
Stockholders' Equity     1,332,453     3,042,676  3,353,964        7,729,093
                        ==========    ========== ==========      ===========

     See accompanying notes to Pro Forma Financial Statements

                   Omni Medical Holdings, Inc.
                Pro Forma Statement of Operations
                For the Year Ended March 31, 2004
                           (Unaudited)

                                                              Pro Forma Giving
                                                                  Effect to
                        Omni Medical   Datafuzion            Acquisition as of
                        Holdings, Inc.    Inc.   Adjustments   March 31, 2005

Revenue                  1,181,146       312,178          -        1,493,324
Cost of sales              748,710             -          -          748,710
                        ----------      --------  ---------     ------------
Gross operating profit     432,436       312,178          -          744,614
General and
administrative expenses    916,631       640,712          -        1,557,343
                        ----------      --------  ---------     ------------
  Income (loss) from
  operations              (484,195)     (328,534)         -         (812,729)
Other income (expenses)
  Interest income                -             -          -                -
  Interest expense         (37,298)     (251,252)         -         (288,550)
  Realized loss on
   investment                    -             -          -                -
                        ----------      --------  ---------     ------------
    Total other income
    (expense)              (37,298)     (251,252)         -         (288,550)
                        ----------      --------  ---------     ------------
Loss from continuing
operations before income
taxes                     (521,493)     (579,786)         -       (1,101,279)
  Provision for income
   taxes                         -             -          -                -
                        ----------      --------  ---------     ------------
Loss from continuing
operations before income
taxes                     (521,493)     (579,786)         -       (1,101,279)
Loss from discontinued
 operations                (33,736)            -          -          (33,736)
                        ----------      --------  ---------     ------------
Net loss                $ (555,229)    $(579,786)         -     $ (1,135,015)
                        ==========      ========  =========     ============

Loss per share basic and
diluted:
 Continuing operations  $    (0.04)    $   (0.02)
                        ==========     =========
 Discontinued operations$    (0.01)    $       -
                        ==========     =========
Net loss per share-basic
 and diluted            $    (0.04)    $   (0.02)
                        ==========     =========
Weighted average number
of common shares
outstanding-basic and
diluted                 14,708,706    26,372,463
                        ==========    ==========

     See accompanying notes to Pro Forma Financial Statements

                   Omni Medical Holdings, Inc.
                Pro Forma Statement of Operations
           For the Nine Months Ended December 31, 2004
                           (Unaudited)

                                                              Pro Forma Giving
                                                                  Effect to
                        Omni Medical   Datafuzion            Acquisition as of
                        Holdings, Inc.    Inc.   Adjustments December 31, 2004

Revenue                  1,221,915       867,559          -        2,089,474
Cost of sales              842,946             -          -          842,946
                        ----------      --------  ---------     ------------
Gross operating profit     378,969       867,559          -        1,246,528
General and
administrative expenses    752,942     1,491,429          -        2,244,371
                        ----------      --------  ---------     ------------
  Income (loss) from
  operations              (373,973)     (623,870)         -         (997,843)
Other income (expenses)
  Interest income               29             -          -               29
  Interest expense         (46,745)     (216,520)         -         (263,265)
  Loss on sale of assets   (21,878)            -          -          (21,878)
  Realized loss on
   investment              (77,582)            -          -          (77,582
                        ----------      --------  ---------     ------------
    Total other income
    (expense)             (146,176)     (216,520)         -         (362,696)
                        ----------      --------  ---------     ------------
Loss from continuing
operations before income
taxes                     (520,149)     (840,390)         -       (1,360,539)
  Provision for income
   taxes                         -             -          -                -
                        ----------      --------  ---------     ------------
Loss from continuing
operations before income
taxes                     (520,149)     (840,390)         -       (1,360,539)
Loss from discontinued
 operations                      -             -          -                -
                        ----------      --------  ---------     ------------
Net loss                $ (520,149)    $(840,390)         -     $ (1,360,539)
                        ==========      ========  =========     ============

Loss per share basic and
diluted:
 Continuing operations  $    (0.03)    $   (0.03)
                        ==========     =========
 Discontinued operations$        -     $       -
                        ==========     =========
Net loss per share-basic
 and diluted            $    (0.03)    $   (0.03)
                        ==========     =========
Weighted average number
of common shares
outstanding-basic and
diluted                 19,108,566    31,541,843
                        ==========    ==========

     See accompanying notes to Pro Forma Financial Statements

                   Omni Medical Holdings, Inc.
             Notes to Pro Forma Financial Statements
                        December 31, 2004
                           (Unaudited)

Note 1  DESCRIPTION OF TRANSACTION

     Effective March 1, 2005, Omni Medical Holdings, Inc. ("Omni"), entered into a share exchange agreement ("the agreement") with DataFuzion, Inc. a Colorado corporation and provider of practice management, billing and collection services, and electronic medical records solutions to medical practitioners. The agreement calls for Omni to offer a shareholder exchange to the DataFuzion shareholders in which they may transfer to Omni at closing 100% of the outstanding common stock of DataFuzion in exchange for 23,019,215 shares of common stock of Omni. The exchange will constitute a 50% ownership of Omni for the shareholders of DataFuzion in the event all shareholders of DataFuzion agree to exchange their respective common shares. As of July 8, 2005 approximately 90% of the DataFuzion shareholders had exchanged their shares for shares of Omni and Omni had issued 21,772,966 shares of its common stock, with an additional 352,339 to be issued for a total issuance of 22,125,305 shares of common stock.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     On May 10, 2004, our Board of Directors resolved to dismiss Gelfand, Hochstadt Pangburn, P.C., as our principal independent accountant and to retain Mantyla McReynolds, Certified Public Accountants, of Salt Lake City, Utah, as our new principal independent accountant, and to audit our financial statements for the fiscal year ended March 31, 2004. See Part III, Item 13 of this Annual Report.

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

Item 8(b).  Other Information.
------------------------------

     Effective April 15, 2005, Omni Medical Holdings, Inc. ("we," "our," "us" or words of similar import) acquired 100% of the outstanding shares of Plum Creek Outpatient, Inc., an Illinois corporation ("Plum Creek"), in exchange for
1,000,000 shares of our common stock that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission.

     We also acquired the assets of Stat Anesthesia, P.C., an Illinois corporation ("Stat"), in exchange for 4,000,000 shares of our common stock that were also "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission. Additionally, Stat signed an Administrative Services Agreement with us in which we will provide financial and administrative services for all of Stat's operations. While we will have complete control over the administrative and financial affairs of Stat, we will not be involved in any way in the practice of medicine. Peter Pollachek will be retained as a consultant to us for a period of two years.

     For more information regarding these two acquisitions see our 8-K Current Report filed with the Securities and Exchange Commission on April 21, 2005. See Part III, Item 13.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the name, address, age and position of each officer and director of the Company:


    Name                Age                      Position
    ----                ---                      --------

Arthur D. Lyons          46                CEO, CFO and Director

Douglas Davis            53                President, Treasurer and Director

John Globoker            31                Corporate Vice President, Secretary
                                           and Director

Lance Weaver             45                Director

Robert Bauers            55                Director

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

     Douglas Davis, President, Treasurer & Director - Since DataFuzion's inception in 1996, Mr. Davis has arranged and negotiated all structuring of the financing of the company as well as managed day to day operations. For over 20 years prior, Mr. Davis has served as CEO and CFO with experience in financing, mergers, acquisitions, compliance, operations, and marketing. As a principal and advisor, Mr. Davis has structured transactions raising several hundred million dollars of capitalization for private companies in the healthcare, telecommunications, real estate and securities industries that were posturing for private or public growth. Mr. Davis was Chairman, CEO and the largest shareholder of a Denver-based holding company from 1988-1994. Mr. Davis has managed numerous due diligence operations, as well as strategic planning and structuring of company business plans. Mr. Davis has held several securities licenses, and was a senior partner/principal in a national broker/dealer from 1983 to 1988 helping to manage its significant growth and eventual sale to Shearson-Lehman Brothers in 1989. Mr. Davis holds a Bachelor of Science from the University of Colorado and is a C.F.P.

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

Robert Bauers, Director, Robert Bauers is a successful and seasoned CEO and entrepreneur, serving numerous companies from positions of governance and management. Robert is currently Chairman of Tatonka Capital Corp., a finance company specializing in government projects. Founded in 1993, Tatonka currently provides financing in excess of $100 million to municipal and federal government entities. Previously, Mr. Bauers was a principal in First Municipal Leasing Corporation that was sold in 1988 to Bank One Corporation where he served as Executive Vice President of Bank One's Leasing Corporation. Staying on as head of Bank One's Municipal Division until 1992, volume increased five-fold. Mr. Bauer is also currently President of First Western Restaurants Corporation., a Wendy's franchise that operates eleven restaurants in Colorado with revenues exceeding $20 million annually. He holds a Bachelor of Science in Business Administration from the University of Colorado and is on the University of Colorado Dean's Advisory Council.


Family Relationships.
---------------------

     There are no family relationships between Mr. Lyons, Mr. Davis, Mr. Globoker and Mr. Weaver.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     We believes all forms required to be filed under Section 16 of the Exchange Act for all of our directors and executive officers have been timely filed.

Audit Committee.
----------------

     We have not adopted an audit committee as of the date of this Report. We will disclose when and if we do adopt an audit committee in the future.

Code of Ethics.
---------------

     We have adopted a Code of Ethics and it was attached as Exhibit 14 to our Annual Report for the year ended March 31, 2004. See Part III, Item 13, of this
Annual Report.

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

                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Arthur D.      3/31/05 180000   0     0     0      0     0      0
Lyons          3/31/04    0     0     0 600000     0     0      0
President,     6/30/03   6000*  0     0     0  17777*    0   2200*
CEO,
Director

Charles D.
Arbeiter       3/31/04    0     0     0     0      0      0   0
COO, Treas.    6/30/03    0     0     0     0   8889*     0   0
Director

John Globoker  3/31/05  40000   0     0     0      0      0   0
Corp. V.P.,    3/31/04  30000   0     0     0      0      0   0
Secretary,
Director

Lance Weaver   3/31/05    0     0     0     0      0      0   0
director       3/31/04    0     0     0     0      0      0   0

Douglas Davis  3/31/05  15000   0     0     0      0      0   0
President
Treasurer
Director

Robert Bauers  3/31/05    0     0     0     0      0      0   0
Director

     We do not have any stock option, bonus, profit sharing, pension or similar plan; however, we may adopt such a plan in the future to attract and/or retain members of management or key employees.

Compensation of Directors

     We do not compensate our Directors.

Employment Agreements

     In conjunction with the McCoy Business Services acquisition, we entered into an Employment Agreement with one of the McCoy's former owners, guaranteeing employment with us through November 30, 2005, at an annual salary of $30,000, plus performance based bonuses and benefits.

     We entered into an Employment Agreement with our chief executive officer and President commencing October 1, 2003, through December 31, 2008. The Agreement provides compensation at an annual base salary of $180,000, a $1,000 a month auto allowance, fully paid health insurance and a bonus of 1% of gross revenue, paid quarterly.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
----------------------------

     The following table sets forth information concerning the beneficial ownership of Omni common stock as of July 13, 2005, by each director and executive officer, all directors and officers as a group, and each person known to beneficially own 5% or more of its outstanding common stock.

       Name and Address                                      Percentage
     of Beneficial Owner           Shares Owned(1)              Owned(1)
     -------------------           ---------------              --------

Arthur D. Lyons                       2,268,937                    5.1%
2319 Huntington Place
Rapid City, SD 57702

John L. Globoker                         50,000                    (3)

Robert Bauers                         3,279,350                    7.4%
7660 Valmont Road
Boulder, CO 80301

Douglas Davis                                 0                     0

Lance Weaver                            114,234                    (3)
and Cindy Weaver
3921 Mary Drive
Rapid City, SD 57702

Peter Pollacheck                      4,000,000                    9.0%
27240 Dutton Road
Beecher, IL 60401

Langley Park Investments              4,400,000                    9.9%
One Great Cumberland Place
London, UK W1H7AL

Al Rieman                             2,503,301                    5.7%
216 N. Berry Pine Road
Rapid City, SD 57702

LHM Trading (2)                       3,195,721                    7.2%
1107 Mt. Rushmore Road #2
Rapid City, SD 57701

Totals:                              19,811,543                   44.8%

         (1)  Based upon 44,249,898 outstanding shares.

         (2)  LHM Trading is controlled by Arthur D. Lyons,
              CEO, Secretary and a Director of Omni.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     During the year ended March 31, 2005, our Company's President and Chief Executive Officer loaned us $43,000. The loan is payable on demand, unsecured and interest free. The balance of the loan as of March 31, 2005, is $36,090. Our Board of Directors approved and authorized the issuance of 500,000 shares of our common stock to a company owned by this person as payment on the loan.

     On September 7, 2004 by unanimous consent, our Company's Board of Directors approved and authorized the exchange of 600,000 shares of our common stock to our President and Chief Executive Officer in return for all accrued salary and any interest or penalties in connection with the accrued salary totaling $137,500.

     In 2003, weretained the services of an investment banking firm to raise capital for future acquisitions. Through March 31, 2005, we have paid $25,000 in deferred financing costs which will be offset against future equity proceeds.

     In conjunction with the McCoy Business Services acquisition, we entered into an Employment Agreement with one of the McCoy's former owners, guaranteeing employment with us through November 30, 2005 at an annual salary of $30,000 plus performance based bonuses and benefits.

     We entered into an Employment Agreements with our Chief Executive Officer and President. The Agreements provide compensation to both individuals at an annual base salary of $180,000, a $1,000 a month auto allowance, fully paid health insurance and a bonus of 1% of gross revenue, paid quarterly.

     An action has been brought by holders of promissory notes issued by our Company's majority-owned subsidiary, DataFuzion, Inc. for enforcement of the notes and possession of substantially all assets of DataFuzion which are alleged to secure payment of the notes. Plaintiffs filed a motion for possession of the assets, which was denied by the court. DataFuzion does not dispute the execution or delivery of the notes and has recorded the notes in these financial statements. In addition, DataFuzion has some claims against some of the Plaintiffs which may give rise to offsets or counterclaims against some(but in all likelihood, not all) of the Plaintiffs. Those claims have not yet been pled or fully factually explored. The current status of this matter is that the Plaintiffs have filed a Motion for Summary Judgement, seeking judgment for the notes balances(without enforcement of their claimed security interest). DataFuzion has sought and obtained an extension of time to respond to this Motion, and has initiated settlement discussions with Plaintiffs. Those settlement negotiations are ongoing.

     Three former employees of DataFuzion have also brought action against the Company seeking back pay in total of approximately $60,000. DataFuzion disputes the claims but has offered settlement of approximately $12,000, which has been rejected. Discovery is ongoing and a settlement conference is scheduled for August 2005.

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

Item 13. Exhibits.
         ---------

Reports on Form 8-K.

     8-K Current Report dated December 1, 2003 and filed March 2, 2004, regarding an Asset Purchase Agreement with McCoy Business Services.*

     8-K Current Report dated May 30, 2003 and filed May 10, 2004, regarding an Asset Purchase Agreement with Medical Billing Management.*

     8-K Current Report dated May 10, 2004 and filed May 13, 2004, regarding the change in accountants.*

     8-K Current Report dated April 15, 2005 and filed April 21, 2005, regarding the acquisitions of Plum Creek Outpatient, Inc. and Stat Anesthesia, P.A.*

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

         None.

          (ii)

Exhibit
Number               Description
------               -----------
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

ITEM 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended March 31, 2004 and 2003:


     Fee category                      2005           2004
     ------------                      ----           ----

     Audit fees                        $22,053        $17,000

     Audit-related fees                $ 8,158        $18,000

     Tax fees                          $ 3,609        $     0

     All other fees                    $     0        $     0

     Total fees                        $33,820        $35,000

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
                                      OMNI MEDICAL HOLDINGS, INC.


Date: 7/14/05                       By: /s/ Arthur D. Lyons
     ---------                           -----------------------------------
                                         Arthur D. Lyons, CEO, CFO
                                         and Director


Date: 7/14/05                       By: /s/ John Globoker
     ---------                           -----------------------------------
                                         John Globoker, Vice President,
                                         Secretary and Director


Date: 7/14/05                       By: /s/ Douglas Davis
     ---------                           -----------------------------------
                                         Douglas Davis, President,
                                         Treasurer and Director