Form 10QSB
period 2005-06-30
OMNI MEDICAL HOLDINGS INC
filed 2005-08-18
CIK 1085402

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

                              June 30, 2005
                                49,944,445
                                ----------

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

                   Omni Medical Holdings, Inc.

           Condensed Consolidated Financial Statements

                        June 30, 2005

                   Omni Medical Holdings, Inc.
         Unaudited Condensed Consolidated Balance Sheet
                        June 30, 2005


                              ASSETS

Current assets:
    Cash and cash equivalents                               $         -
    Accounts receivable, net, including unbilled amounts of
    approximately $14,000                                     1,773,002
    Short-term investments, at fair value                       111,091
    Employee advances                                             5,317
    Prepaid expenses                                             55,587
                                                            -----------
          Total current assets                                1,944,997

Property & equipment, net                                     1,726,703

Other assets:
     Deposits                                                     7,763
     Deferred financing costs                                    25,000
     Goodwill                                                 3,493,245
     Intangible assets, net                                   1,886,117
                                                            -----------
          Total other assets                                  5,412,125
                                                            -----------
TOTAL ASSETS                                                $ 9,083,825
                                                            ===========

    See  notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
    Unaudited Condensed Consolidated Balance Sheet [continued]
                         June 30, 2005

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $   533,292
    Bank overdraft                                               22,989
    Accrued expenses                                          2,150,106
    Line of credit                                              160,080
    Notes payable, current portion                            3,181,481
                                                            -----------
          Total current liabilities                           6,047,948

    Convertible debt                                          1,315,582
    Notes payable                                             2,837,247
    Notes payable, net of current portion                    (3,181,481)
                                                            -----------
          Total long-term liabilities                           971,348
              Total liabilities                               7,019,296

Minority interest                                              (179,047)

Stockholders' equity:
    Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                 -
    Common stock, par value $0.001 per share; 50,000,000
     shares authorized; 49,944,445 issued and outstanding        49,944
    Common stock to be issued under reorganization agreement
     474,659 shares                                                 475
     Capital in excess of par value                           6,004,900
     Unrealized loss on investment                             (167,882)
     Accumulated deficit                                     (3,643,861)
                                                            -----------
          Total stockholders' equity                          2,243,576
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 9,083,825
                                                            ===========


             See notes to condensed consolidated financial statements

                    Omni Medical Holdings, Inc.
   Unaudited Condensed Consolidated Statements of Operations
     For the three month periods ended June 30, 2005 and 2004

                                                2005        2004
Revenue                                   $ 1,493,604    $ 397,867
Cost of sales                                 902,383      282,219
                                            ---------    ---------
Gross operating profit                        591,221      115,648
General and administrative expenses         1,115,132      246,045
                                            ---------    ---------
      Income (loss) from operations          (523,911)    (130,397)

Other income (expense):
  Interest income                                   -            -
  Interest expense                           (121,661)     (11,468)
                                            ---------    ---------
       Total other income (expense)          (121,661)     (11,468)
                                            ---------    ---------
Loss from operations before minority
interest                                     (645,572)    (141,865)

Minority interest                              28,804            -
                                            ---------    ---------
Loss from operations before
income taxes                                 (616,768)    (141,865)
    Provision for income taxes                      -            -
                                            ---------    ---------
Net loss                                    $(616,768)   $(141,865)
                                            =========    =========
Other Comprehensive Income:

   Unrealized gain (loss) on investments      (29,454)           -
                                            ---------    ---------
Total Comprehensive income (loss)           $(646,222)   $(141,865)
                                            =========    =========
Loss per share-basic and diluted            $   (0.01)   $   (0.01)
                                            =========    =========
Weighted average number of common shares
outstanding-basic and diluted              49,166,667   16,102,606
                                           ==========   ==========


      See notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statements of Cash Flows
   For the three month periods ended June 30, 2005 and 2004

                                                2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $ (616,768)     $ (141,865)
Adjustments to reconcile net loss to net cash used in operations:

    Depreciation and amortization              202,086          51,112
    Stock-based compensation expense                 -           3,366
    Stock issued for services                        -          75,600
    Minority interest                          (28,804)              -
   Changes in operating assets and
   liabilities, net of effect of business
   acquisition and disposition:
      Accounts receivable                      (87,212)         13,525
      Prepaid expenses                          21,739         (67,741)
      Accounts payable                         189,512          53,124
      Bank overdraft                            22,989               -
      Accrued expenses                         258,491         (39,838)
                                         -------------     -----------
           Net cash used in operating
           activities                          (37,967)        (52,717)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment           (96,569)           (519)
  Software development                         (97,004)              -
                                         -------------     -----------
           Net cash used in
           investing activities               (193,573)           (519)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing (payments) on line of credit          (3,373)         41,684
Proceeds from issuance of debt                 250,000               -
Net payments of notes payable                  (29,936)         (9,035)
Proceeds from the issuance of common stock           -          14,650
                                         -------------     -----------
           Net cash provided by financing
           activities                          216,691          47,299
                                         -------------     -----------
           NET INCREASE (DECREASE) IN CASH     (14,849)         (5,937)
CASH AT BEGINNING OF PERIOD                     14,849           6,140
                                         -------------     -----------
CASH AT END OF PERIOD                    $           0     $       203
                                         =============     ===========





          See accompanying notes to financial statements

                       Omni Medical Holdings, Inc.
        Consolidated Statements of Cash Flows [continued]
   For the three month periods ended June 30, 2005 and 2004


                                                         2005      2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                             $    64,132    $ 11,468
 Cash paid for income taxes                                   -           -

BUSINESS ACQUISITIONS:
 Fair value of assets acquired                      $ 1,357,006    $      -
 Issuance of debt/assumption of liabilities            (357,006)          -
 Common stock issued at acquisition                  (1,000,000)
                                                    -----------    --------
  Cash paid                                         $         0    $      0
                                                    ===========    ========



          See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                        June 30, 2005

Note 1         BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

     Business - Omni Medical Holdings, Inc. ("Omni"), a Utah corporation, provides medical billing and transcription services, and electronic medical record solutions to medical practitioners.

     Organization- The company was previously organized as Piezo Instruments, Inc. ("Piezo"), a Utah corporation. Effective September 5, 2003, Piezo and Omni Medical of Nevada, Inc., a Nevada Corporation ("Omni Nevada") executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby Piezo agreed to acquire 100% of the issued and outstanding shares of common stock of Omni Nevada in exchange for up to 16,000,000 newly issued shares of common stock of Piezo, (of which 12,913,815 were issued as of March 31, 2004, 480,753 shares were issued in July 2004 and 474,659 shares are to be issued as of June 30, 2005 for a total of 13,869,227 shares,) or approximately 86% of the post-Reorganization Agreement outstanding securities of Piezo. The transaction was accounted for as a reverse acquisition of Piezo by Omni Nevada. Shares of common stock authorized and issued have been retroactively restated to present the capital structure of Piezo. Concurrent with the merger, Piezo changed its name to Omni Medical Holdings, Inc.

     Interim financial statements-The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of June 30, 2005. There has not been any change in the significant accounting policies of Omni Medical Holdings, Inc. for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

Note 2         BUSINESS ACQUISITIONS

     Effective March 1, 2005, Omni, entered into a share exchange agreement ("the agreement") with DataFuzion, Inc. a Colorado corporation and provider of practice management, billing and collection services, and electronic medical records solutions to medical practitioners. The agreement calls for Omni to offer a shareholder exchange to the DataFuzion shareholders in which they may transfer to Omni at closing 100% of the outstanding common stock of DataFuzion in exchange for 23,019,215 shares of common stock of Omni. The exchange will constitute a 50% ownership of Omni for the shareholders of DataFuzion in the event all shareholders of DataFuzion agree to exchange their respective common shares. As of August 15, 2005 approximately 90% of the DataFuzion shareholders had exchanged their shares for shares of Omni and Omni had issued 21,772,966 shares of its common stock, with an additional 352,339 to be issued for a total issuance of 22,125,305 shares of common stock.

     The following table summarizes the estimated fair values of the DataFuzion assets acquired and liabilities assumed as of March 1, 2005, the date of acquisition:

                  Omni Medical Holdings, Inc.
           Notes to Consolidated Financial Statements
                         June 30, 2005

Note 2              BUSINESS ACQUISITIONS-[continued]

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
                                    ===========

     Effective April 15, 2005, the Company entered into an Stock Purchase Agreement ("the Plum Creek agreement") whereby the Company acquired 100% of the outstanding shares of Plum Creek Outpatient, Inc.,("Plum Creek") an Illinois corporation and provider of medical supplies in exchange for 1,000,000 shares of the Company's common stock that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission. The Plum Creek agreement calls for a Revenue Bonus to be paid to the sellers based on annual calculations of the combined revenue of the Company and its affiliates relating to medical supplies during two revenue bonus periods ending April 15, 2006 and 2007. The Company also entered into a Put Option agreement whereby anytime during the two year period from the date of acquisition the Company, at the request of the seller, may be required to purchase some or all of the 1,000,000 issued shares at a price of $0.20 per share or issue additional shares of the Company's common stock equal in number to the shortfall in payment of the Put Price plus ten percent divided by the closing price per share at the close of business on the last day of the payment period.

     The following table summarizes the estimated fair values of the Plum Creek assets acquired and liabilities assumed as of April 15, 2005, the date of acquisition:

          Accounts receivable, net  $ 426,960
          Equipment                    40,000
          Accounts payable             (5,000)
          Accrued expenses           (261,960)
                                    ---------
          Net assets acquired       $ 200,000
                                    =========

                  Omni Medical Holdings, Inc.
           Notes to Consolidated Financial Statements
                         June 30, 2005

Note 2              BUSINESS ACQUISITIONS-[continued]

     On April 15, 2005 the Company also entered into an Asset Purchase Agreement ("the Stat agreement") whereby the Company acquired the assets of Stat Anesthesia, P.C., ("Stat") an Illinois corporation and medical provider, in exchange for 4,000,000 shares of the Company's common stock that were also "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission. Additionally, Stat signed an Administrative Services Agreement with the Company in which the Company will provide financial and administrative services for all of Stat's operations. While the Company will have complete control over the administrative and financial affairs of Stat, the Company will not be involved in any way in the practice of medicine. The Stat agreement also calls for a Revenue Bonus to be paid to the sellers based on annual calculations of the combined revenue of the Company and its affiliates relating to medical services during two revenue bonus periods ending April 15, 2006 and 2007. The Company also entered into a Put Option agreement whereby anytime during the two year period from the date of acquisition the Company, at the request of the seller, may be required to purchase some or all of the 4,000,000 issued shares at a price of $0.20 per share or issue additional shares of the Company's common stock equal in number to the shortfall in payment of the Put Price plus ten percent divided by the closing price per share at the close of business on the last day of the payment period.

     The following table summarizes the estimated fair values of the Stat assets acquired and liabilities assumed as of April 15, 2005, the date of acquisition:

          Accounts receivable, net    $ 850,046
          Equipment                      40,000
          Accrued expenses              (90,046)
                                      ---------
          Net assets acquired         $ 800,000
                                      =========

     The DataFuzion, Plum Creek and Stat acquisitions were accounted for as purchases and their results of operations are included in the Company's financial statements from the date of acquisition.

     The following proforma financial information presents results as if the DataFuzion Plum Creek and Stat acquisitions had occurred at the beginning of the three month periods ended June 30, 2005 and 2004:

                                         2005      2004
Revenues                             $1,626,600  $1,410,890
Net loss                               (575,991)    (54,144)
Basic and diluted loss per share     $    (0.01) $   (0.01)

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                          June 30, 2004

Note 3         GOING CONCERN

     The Company's financial statements for the periods ended June 30, 2005 and 2004 show incurred net losses of $616,768 and $141,865, respectively, and has a working capital deficiency of $4,102,951, as of June 30, 2005, raising substantial doubt about the company's ability to continue as a going concern. Management's plans to address concerns raised by this issue include:

     a. Through the acquisition of Plum Creek Outpatient and administrative services agreement with Stat Anesthesia, P.C., the Company believes it has already acquired significant asset and adequate liquid assets for operation. Furthermore, management believes these companies will provide significant cash flow to provide for all corporate needs.

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

Overview:

Omni Medical Holdings (ONMH:OTCBB)provides a turn key back office suite of products and services to doctors, clinics and hospitals throughout the country. Omni continues to grow through its acquisition strategy and unique combination of product offerings.

Omni Medical has positioned itself to offer a complete back office solution of products and services for all medical practitioners.

Omni's DataFuzion subsidiary provides a complete line of integrated back-office products including GE Centricity and Misys practice management and electronic medical records solutions, and a proprietary web based decision support reporting tools for physicians and hospitals (InfoBridgeTM. Our ASP hosted products are designed to maximize practice performance by identifying revenue enhancement and cost savings opportunities, while eliminating the up front costs and ongoing expense of owning, upgrading, staffing and maintaining multiple in-house operations and reporting systems.

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

Omni's complete back office solution gives:

* New revenue opportunities to our customers;
* More streamlined workflow;
* Executive managers the ability to use disease management benchmarking data, increasing revenue and providing better patient outcomes;
* Elimination of costly data errors;
* Ability to integrate hardware and software with other systems; and
* "Drill down" from multiple servers, and provides greater analytical solutions.

The opportunities in the healthcare services market are enormous and the next ten years will bring dramatic changes in how healthcare practitioners manage and operate their practices. Omni Medical Holdings, along with its DataFuzion subsidiary, is currently positioned to take advantage of those opportunities now.

RESULTS OF OPERATIONS

Three months ended June 30, 2005.
---------------------------------

During the quarterly period ended June 30, 2005, we recorded revenue of $1,493,604, an increase from revenue of $397,867 in the quarter ended June 30, 2004.

Cost of sales totaled $902,382, versus $282,219 in the first fiscal quarter of 2005.

During the first fiscal quarter of 2005, we recorded general and administrative expenses of $1,115,132. These expenses totaled $246,045 in the year-ago period.

Interest expense was $121,661 and $11,468 for the three-month period ended June 30, 2005, and June 30, 2004, respectively.

For the three-month period ended June 30, 2005, we incurred a loss of $616,768, as compared to a loss of $141,865 for the three-month period ended June 30, 2004.

Revenue increased 275% during the three months ended June 30, 2005, compared to the three month period ended June 30, 2004, due to the acquisitions of DataFuzion, Stat Anesthesia and Plum Creek Outpatient. Expenses increased 353% versus the prior year due to higher operating costs associated with DataFuzion. This included a 295% increase in depreciation expense and an 10 fold increase in interest expense over the previous year. Net loss increased 335% for the previously stated reason. We expect continued high levels of depreciation as DataFuzion takes a conservative accounting approach to its equipment and intangible assets. Interest expense will continue to remain high until such time as the convertible bondholders exchange their debt for equity.

CAPITAL RESOURCE REQUIREMENTS

LIQUIDITY

As of June 30, 2005, Omni's working capital deficit was $4,102,951.
Our cash and cash equivalents at June 30, 2005, was $0, and we had a bank overdraft of $22,989.

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

During December 2003, Omni entered into a Loan Agreement and Security Agreement with Presidential Financial Corporation allowing Omni to borrow up to 80% of its accounts receivable or $300,000, whichever is less. The loan is secured by accounts receivable and other tangible assets of Omni and accrues interest at prime plus 2%. As of June 30, 2005, $160,080 was owed on the line of credit.

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

          In April 2005, the Company entered into a Stock Purchase Agreement whereby the Company acquired Plum Creek Outpatient, Inc. a provider of medical supplies in exchange for 1,000,000 "restricted" shares of the Company's common stock.

     We issued all of these securities to persons who were either "accredited investors," or "sophisticated investors" who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in our company; and each had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission and from various similar state exemptions.

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

                                      OMNI MEDICAL HOLDINGS, INC.


Date: 8/17/05                       By: /s/ Arthur D. Lyons
     ---------                           -----------------------------------
                                         Arthur D. Lyons, CEO, Secretary
                                         and Chairman of the Board


Date: 8/17/05                       By: /s/ Douglas Davis
     ---------                           -----------------------------------
                                         Douglas Davis, President,
                                         Treasurer and Director