Form 10QSB
period 2005-09-30
OMNI MEDICAL HOLDINGS INC
filed 2005-11-14
CIK 1085402

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

                        1257 Lake Plaza Drive, Suite 219
                        Colorado Springs, Colorado 80906
                        --------------------------------
                   (Address of Principal Executive Offices)

                Registrant's Telephone Number:  (719) 884-2131

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes      No X
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

                            September 30, 2005
                                49,944,445
                                ----------

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

                   Omni Medical Holdings, Inc.

           Condensed Consolidated Financial Statements

                     September 30, 2005

                   Omni Medical Holdings, Inc.
         Unaudited Condensed Consolidated Balance Sheet
                     September 30, 2005


                              ASSETS

Current assets:
    Cash and cash equivalents                               $         -
    Accounts receivable, net                                  2,284,446
    Short-term investments, at fair value                       133,921
    Employee advances                                             5,317
    Prepaid expenses                                             71,987
                                                            -----------
          Total current assets                                2,495,671

Property & equipment, net                                     1,510,628

Other assets:
     Deposits                                                       350
     Deferred financing costs                                    25,000
     Goodwill                                                 3,456,945
     Intangible assets, net                                   1,792,861
                                                            -----------
          Total other assets                                  5,275,156
                                                            -----------
TOTAL ASSETS                                                $ 9,281,455
                                                            ===========

    See  notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
    Unaudited Condensed Consolidated Balance Sheet [continued]
                      September 30, 2005

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $   677,465
    Bank overdraft                                              138,465
    Accrued expenses                                          2,545,375
    Line of credit                                              343,976
    Notes payable, current portion                            2,991,475
                                                            -----------
          Total current liabilities                           6,696,756

    Convertible debt                                          1,825,357
    Notes payable                                             2,013,870
    Notes payable, net of current portion                    (2,991,475)
                                                            -----------
          Total long-term liabilities                           847,752
              Total liabilities                               7,544,508

Minority interest                                              (201,044)

Stockholders' equity:
    Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                 -
    Common stock, par value $0.001 per share; 50,000,000
     shares authorized; 49,944,445 issued and outstanding        49,944
    Common stock to be issued under reorganization agreement
     474,659 shares                                                 475
     Capital in excess of par value                           6,004,900
     Unrealized loss on investment                             (145,052)
     Accumulated deficit                                     (3,972,276)
                                                            -----------
          Total stockholders' equity                          1,937,991
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 9,281,455
                                                            ===========


             See notes to condensed consolidated financial statements

                    Omni Medical Holdings, Inc.
   Unaudited Condensed Consolidated Statements of Operations
For the three and six month periods ended September 30, 2005 and 2004

                         For the three months ended For the Six months ended
                                September 30,             September 30,
                            2005        2004            2005      2004
Revenue                  $1,634,639  $  273,384    $ 2,981,303     $  520,703
Cost of sales               783,777     127,641      1,544,569        280,063
                          ---------  ----------    -----------     ----------
Gross operating profit      850,862     145,743      1,436,734        240,640
General and administrative
expenses                    986,856     209,228      2,042,469        403,314
                          ---------  ----------    -----------     ----------
      Income (loss) from
      operations           (135,994)    (63,485)      (605,735)      (162,674)

Other income (expense):
  Interest expense         (164,492)     (9,249)      (289,496)       (17,653)
  Loss on sale of assets          -      (5,605)             -         (5,605)
                          ---------  ----------    -----------     ----------
       Total other income
       (expense)           (164,492)    (14,854)      (289,496)       (23,258)
                          ---------  ----------    -----------     ----------
Loss from continuing
operations before
minority interest          (300,486)    (78,339)      (895,231)      (185,932)
Minority interest            21,997           -         50,801              -
                          ---------  ----------    -----------     ----------
Loss from continuing
operations before income
taxes                      (278,489)    (78,339)      (844,430)      (185,932)
Provision for income taxes        -           -              -              -
                          ---------  ----------    -----------     ----------
Loss from continuing
operations                 (278,489)    (78,339)      (844,430)      (185,932)

Discontinued operations:
Loss from discontinued
operations, net of tax      (43,405)    (50,544)       (94,233)       (84,816)
Loss on disposal of
discontinued operations,
net of tax                   (6,520)          -         (6,520)             -
                          ---------  ----------    -----------     ----------
Net loss from discontinued
operations                  (49,925)    (50,544)      (100,753)       (84,816)
                          ---------  ----------    -----------     ----------
Net loss                  $(328,414) $ (128,883)   $  (945,183)    $ (270,748)
                          =========  ==========    ===========     ==========
Other comprehensive income:

Unrealized gain (loss) on
investments                  22,830           -         (6,624)             -
                          ---------  ----------    -----------     ----------
Total comprehensive income
(loss)                    $(305,584) $ (128,883)   $  (951,807)    $ (270,748)
                          =========  ==========    ===========     ==========
Loss per share basic and diluted:
 Continuing operations    $   (0.01) $    (0.01)   $     (0.02)    $    (0.01)
                          =========  ==========    ===========     ==========
 Discontinued operations  $    0.00  $     0.00    $      0.00     $    (0.01)
                          =========  ==========    ===========     ==========
 Net loss per share-basic
 and diluted              $   (0.01) $    (0.01)   $     (0.02)    $    (0.02)
                          =========  ==========    ===========     ==========
Weighted average number of
common shares outstanding
-basic and diluted       49,944,445  16,562,509     49,559,830     16,380,172
                         ==========  ==========    ===========     ==========



      See notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statements of Cash Flows
   For the six month periods ended September 30, 2005 and 2004

                                                2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $ (945,183)     $ (270,748)
Adjustments to reconcile net loss to net cash used in continuing operations:

    Depreciation and amortization              336,669         102,007
    Stock-based compensation expense                 -           6,731
    Stock issued for services                        -          50,221
    Minority interest                          (50,801)              -
   Loss on disposal of discontinued
   operations                                    6,520
   Loss on sale of assets                            -           5,605
   Changes in operating assets and
   liabilities, net of effect of business
   acquisition and disposition:
      Accounts receivable                     (588,656)        (52,384)
      Prepaid expenses                           5,339           1,252
      Deposits                                   7,413               -
      Accounts payable                         340,134          95,847
      Bank overdraft                           138,465               -
      Accrued expenses                         678,537         (17,127)
                                         -------------     -----------
           Net cash used in operating
           activities                          (71,563)        (78,596)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment          (110,884)           (519)
  Proceeds from sale of assets                       -             720
  Software development                         (92,884)              -
                                         -------------     -----------
           Net cash used in
           investing activities               (203,768)            201

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing (payments) on line of credit         180,523          52,493
Proceeds from issuance of debt                 351,145          78,000
Net payments of notes payable                 (271,186)        (72,957)
Proceeds from the issuance of common stock           -          15,650
                                         -------------     -----------
           Net cash provided by financing
           activities                          260,482          73,186
                                         -------------     -----------
           NET INCREASE (DECREASE) IN CASH     (14,849)         (5,209)
CASH AT BEGINNING OF PERIOD                     14,849           6,140
                                         -------------     -----------
CASH AT END OF PERIOD                    $           0     $       931
                                         =============     ===========





          See accompanying notes to financial statements

                       Omni Medical Holdings, Inc.
        Consolidated Statements of Cash Flows [continued]
   For the six month periods ended September 30, 2005 and 2004


                                                         2005      2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                             $   125,182    $ 23,818
 Cash paid for income taxes                                   -           -

NON-CASH OPERATING ACTIVITIES:
 Stock issued for services                          $         -    $ 72,379

NON-CASH INVESTING ACTIVITIES:
 Stock issued for short-term investments            $         -    $507,454

NON-CASH FINANCING ACTIVITIES:
 Stock issued to relinquish debt                    $         -    $137,500

BUSINESS ACQUISITIONS:
 Fair value of assets acquired                      $ 1,357,006    $      -
 Issuance of debt/assumption of liabilities            (357,006)          -
 Common stock issued at acquisition                  (1,000,000)
                                                    -----------    --------
  Cash paid                                         $         0    $      0
                                                    ===========    ========



          See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                     September 30, 2005

Note 1    BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS

          Business - Omni Medical Holdings, Inc. ("Omni"), a Utah corporation, provides medical billing and transcription services, and electronic medical record solutions to medical practitioners.

          Organization- The company was previously organized as Piezo Instruments, Inc. ("Piezo"), a Utah corporation. Effective September 5, 2003, Piezo and Omni Medical of Nevada, Inc., a Nevada Corporation ("Omni Nevada") executed an Agreement and Plan of Reorganization (the "Reorganization Agreement"), whereby Piezo agreed to acquire 100% of the issued and outstanding shares of common stock of Omni Nevada in exchange for up to 16,000,000 newly issued shares of common stock of Piezo, (of which 12,913,815 were issued as of March 31, 2004, 480,753 shares were issued in July 2004 and 474,659 shares are to be issued as of September 30, 2005 for a total of 13,869,227 shares,) or approximately 86% of the post-Reorganization Agreement outstanding securities of Piezo.
          The transaction was accounted for as a reverse acquisition of Piezo by Omni Nevada. Shares of common stock authorized and issued have been retroactively restated to present the capital structure of Piezo. Concurrent with the merger, Piezo changed its name to Omni Medical Holdings, Inc.

          Interim financial statements-The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
          Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2005. There has not been any change in the significant accounting policies of Omni Medical Holdings, Inc. for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

Note 2    BUSINESS ACQUISITIONS

          Effective March 1, 2005, Omni, entered into a share exchange agreement ("the agreement") with DataFuzion, Inc. a Colorado corporation and provider of practice management, billing and collection services, and electronic medical records solutions to medical practitioners. The agreement calls for Omni to offer a shareholder exchange to the DataFuzion shareholders in which they may transfer to Omni at closing 100% of the outstanding common stock of DataFuzion in exchange for 23,019,215 shares of common stock of Omni. The exchange will constitute a 50% ownership of Omni for the shareholders of DataFuzion in the event all shareholders of DataFuzion agree to exchange their respective common shares. As of November 1, 2005 approximately 90% of the DataFuzion shareholders had exchanged their shares for shares of Omni and Omni had issued 21,772,966 shares of its common stock, with an additional 352,339 to be issued for a total issuance of 22,125,305 shares of common stock.

          The following table summarizes the estimated fair values of the DataFuzion assets acquired and liabilities assumed as of March 1, 2005, the date of acquisition:
                               F-7

                     Omni Medical Holdings, Inc.
          Notes to Condensed Consolidated Financial Statements
                       September 30, 2005

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

          The following table summarizes the estimated fair values of the Plum Creek assets acquired and liabilities assumed as of April 15, 2005, the date of acquisition:

                  Accounts receivable, net $    426,960
                  Equipment                      40,000
                  Accounts payable               (5,000)
                  Accrued expenses             (261,960)
                                           ------------
                  Net assets acquired      $    200,000
                                           ============
                               F-8

                  Omni Medical Holdings, Inc.
      Notes to Condensed Consolidated Financial Statements
                       September 30, 2005

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

          The following table summarizes the estimated fair values of the Stat assets acquired and liabilities assumed as of April 15, 2005, the date of acquisition:

                    Accounts receivable, net $    850,046
                    Equipment                      40,000
                    Accrued expenses              (90,046)
                                             ------------
                    Net assets acquired      $    800,000
                                             ============

          The DataFuzion, Plum Creek and Stat acquisitions were accounted for as purchases and their results of operations are included in the Company's financial statements from the date of acquisition.

          The following proforma financial information presents results as if the DataFuzion Plum Creek and Stat acquisitions had occurred at the beginning of the six month periods ended September 30, 2005 and 2004:

                                                       2005          2004
                   Revenues                        $3,114,299    $1,820,528
                   Net loss                          (904,406)     (183,027)
                   Basic and diluted loss per share    $(0.02)   $    (0.01)
                               F-9

                  Omni Medical Holdings, Inc.
      Notes to Condensed Consolidated Financial Statements
                      September 30, 2004

Note 3    GOING CONCERN

          The Company's financial statements for the periods ended September 30, 2005 and 2004 show incurred net losses of $945,183 and $270,748, respectively, and has a working capital deficiency of $4,201,085, as of September 30, 2005, raising substantial doubt about the company's ability to continue as a going concern. Management's plans to address concerns raised by this issue include:

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

Note 4    DISCONTINUED OPERATIONS

          Effective September 1, 2005, Omni entered into a settlement agreement with McCoy Financial Services, Inc.("MFS") whereby Omni agreed to sell, transfer, and assign to MFS all of the Company's right, title and interest in and to the transcription services segment net assets for $10,000. As of September 1, 2005, the assets of the transcription services segment was approximately $221,000 (primarily property and equipment of approximately $37,000 and intangible assets of $184,000) and transcription services segment obligations and liabilities had a carrying value of approximately $205,000 (primarily accounts payable and accrued expenses of approximately $30,000 and debt of approximately $175,000). A loss on the disposal of the assets was recognized in the amount of $6,520 The results of operations from the transcription services segment have been retroactively restated as discontinued operations.

Note 5    SUBSEQUENT EVENTS

          On October 26, 2005 the Company entered into a Note Purchase Agreement with Sigma Opportunity Fund, LLC. Under the Note Purchase Agreement, Sigma purchased from Omni a Senior Note Due 2006 for $400,000. In connection with the purchase, the Company issued Warrants to purchase 15,000 pre-split shares of Omni common stock for each $1,000 principal amount of the note for an aggregate of 6,000,000 pre-split shares.

          On November 4, 2005 the Company announced it has executed a 1 for 4 reverse split of its Common shares effective November 4, 2005.
                               F-10

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

     The opportunities in the healthcare services market are enormous and the next 10 years will bring dramatic changes in how healthcare practitioners manage and operate their practices. Omni Medical Holdings, along with its DataFuzion subsidiary, is currently positioned to take advantage of those opportunities now.

RESULTS OF OPERATIONS

Three months ended September 30, 2005.
--------------------------------------

During the quarterly period ended September 30, 2005, we recorded revenue from continuing operations of $1,634,639, an increase from revenue from continuing operations of $273,384 in the quarter ended September 30, 2004.

Cost of sales from continuing operations totaled $783,777, versus $127,641 in the second fiscal quarter of 2005.

During the second fiscal quarter of 2005, we recorded general and administrative expenses of $986,856. These expenses totaled $209,228 in the year-ago period.

Interest expense was $164,492 and $9,249 for the three-month period ended September 30, 2005, and September 30, 2004, respectively.

For the three-month period ended September 30, 2005, we incurred a loss of $328,414, as compared to a loss of $128,883 for the three-month period ended September 30, 2004.

Revenue increased 497% during the three months ended September 30, 2005, compared to the three month period ended September 30, 2004, due to the acquisitions of DataFuzion, Stat Anesthesia and Plum Creek Outpatient.
Cost of sales increase 514% and general expenses increased 371% versus the prior year due to higher operating costs associated with DataFuzion and Stat Anesthesia. This included a 230% increase in depreciation expense and an 16 fold increase in interest expense over the previous year. Net loss increased 154% for the previously stated reason. We expect continued high levels of depreciation as DataFuzion takes a conservative accounting approach to its equipment and intangible assets. Interest expense will continue to remain high until such time as the convertible bondholders exchange their debt for equity.

Six months ended September 30, 2005.
------------------------------------

During the six months ended September 30, 2005, we recorded revenue from continuing operations of $2,981,303 an increase from revenue from continuing operations of $520,703 in the six months ended September 30, 2004.

Cost of sales from continuing operations totaled $1,544,569, versus $280,063 in the six months ended of 2005.

During the six months ended September 2005, we recorded general and administrative expenses of $2,042,469. These expenses totaled $403,314 in the year-ago six month period.

Interest expense was $289,496 and $17,653 for the six-month period ended September 30, 2005, and September 30, 2004, respectively.

For the six-month period ended September 30, 2005, we incurred a loss of $945,183, as compared to a loss of $270,748 for the six-month period ended September 30, 2004.

CAPITAL RESOURCE REQUIREMENTS

LIQUIDITY

As of September 30, 2005, Omni's working capital deficit was $4,201,085.
Our cash and cash equivalents at September 30, 2005, was $0, and we had a bank overdraft of $138,465.

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

During December 2003, Omni entered into a Loan Agreement and Security Agreement with Presidential Financial Corporation allowing Omni to borrow up to 80% against certain of its accounts receivable or $300,000, whichever is less. The loan is secured by accounts receivable and other tangible assets of Omni and accrues interest at prime plus 2%. As of September 30, 2005, approximately $62,000 was owed on the line of credit.

During August 2005, Omni entered into a Loan Agreement and Security Agreement with Alamo Capital Corporation allowing Omni to borrow 80% against the value of certain specified accounts receivable up to $500,000. The loan is secured by certain accounts receivable and accrues interest at prime plus 2%. As of September 30, 2005, approximately $281,000 was owed on this line of credit.

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

     None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     None; not applicable.

Item 5.   Other Information.
----------------------------

     (i) Effective September 1, 2005, Omni entered into a settlement agreement with McCoy Financial Services, Inc.("MFS") whereby Omni agreed to sell, transfer, and assign to MFS all of the Company's right, title and interest in and to the transcription services segment net assets for $10,000. As of September 1, 2005, the assets of the transcription services segment was approximately $221,000 (primarily property and equipment of approximately $37,000 and intangible assets of $184,000) and transcription services segment obligations and liabilities had a carrying value of approximately $527,000 (primarily accounts payable of approximately $226,000 and debt of approximately $205,000). A loss on the disposal of the assets was recognized in the amount of $6,520. The results of operations from the transcription services segment have been retroactively restated as discontinued operations. We have attached the Settlement Agreement and Mutual Release as Exhibit 10 to this Quarterly Report; see Item 6, below.

     (ii) On October 26, 2005, the Company entered into a Note Purchase Agreement with Sigma Opportunity Fund, LLC. Under the Note Purchase Agreement, Sigma purchased from Omni a Senior Note Due 2006 for $400,000. In connection with the purchase, the Company issued Warrants to purchase 15,000 pre-split shares of Omni common stock for each $1,000 principal amount of the note for an aggregate of 6,000,000 pre-split shares.

     (iii) On November 4, 2005 the Company announced it has executed a 1 for 4 reverse split of its outstanding common shares effective November 4, 2005.

Item 6.   Exhibits.
-------------------

          (a)  Exhibits.

               10   Settlement Agreement and Mutual Release.

               31.1 302 Certification of Douglas Davis.

               31.2 302 Certification of Arthur Lyons.

               32   906 Certification.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OMNI MEDICAL HOLDINGS, INC.


Date: 11/10/05                       By: /s/ Arthur D. Lyons
     ---------                           -----------------------------------
                                         Arthur D. Lyons, CEO, Secretary
                                         and Chairman of the Board


Date: 11/10/05                       By: /s/ Douglas Davis
     ---------                           -----------------------------------
                                         Douglas Davis, President,
                                         Treasurer and Director