Form 10QSB
period 2005-12-31
OMNI MEDICAL HOLDINGS INC
filed 2006-02-14
CIK 1085402

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2005

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

                                   N/A
                                   ---
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Registrant (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X  No                (2) Yes X     No
        ---   ---                    ---      ---

Indicate by check mark whether the Registrant is a shell company (as defined
by Rule 12b-2 of the Exchange Act) Yes       No X
                                               ---

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

December 31, 2005 - 12,912,069 shares

Transitional small business disclosure format (check one): Yes X     No
                                                              ---       ---

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

                   Omni Medical Holdings, Inc.

           Condensed Consolidated Financial Statements

                      December 31, 2005

                   Omni Medical Holdings, Inc.
         Unaudited Condensed Consolidated Balance Sheet
                      December 31, 2005


                              ASSETS

Current assets:
    Cash and cash equivalents                               $         -
    Accounts receivable, net                                  2,081,265
    Short-term investments, at fair value                       113,453
    Employee advances                                             5,317
    Prepaid expenses                                             86,914
                                                            -----------
          Total current assets                                2,286,949

Property & equipment, net                                     1,370,526

Other assets:
     Deferred financing costs                                    25,000
     Goodwill                                                 3,456,945
     Intangible assets, net                                   1,904,647
                                                            -----------
          Total other assets                                  5,386,592
                                                            -----------
TOTAL ASSETS                                                $ 9,044,067
                                                            ===========

    See  notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
    Unaudited Condensed Consolidated Balance Sheet [continued]
                       December 31, 2005

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $   838,625
    Bank overdraft                                               10,128
    Accrued expenses                                          2,744,997
    Line of credit                                              117,283
    Current portion notes payable                             2,921,074
                                                            -----------
          Total current liabilities                           6,632,107

    Convertible debt                                          1,830,672
    Senior note payable-Note 6                                  133,333
    Derivative liability on warrants-Note 6                     240,000
    Notes payable                                             2,061,277
    Current portion notes payable                            (2,921,074)
                                                            -----------
          Total long-term liabilities                         1,344,208
              Total liabilities                               7,976,315

Minority interest                                              (246,310)

Stockholders' equity-Note 5:
    Preferred stock, no par value, 1,000,000 shares authorized,
     no shares issued and outstanding                                 -
    Common stock, par value $0.001 per share; 50,000,000
     shares authorized; 12,912,069 issued and outstanding        12,912
    Common stock to be issued under reorganization agreement
     118,665 shares                                                 119
     Capital in excess of par value                           6,218,983
     Unrealized loss on investment                             (165,520)
     Accumulated deficit                                     (4,752,432)
                                                            -----------
          Total stockholders' equity                          1,314,062
                                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 9,044,067
                                                            ===========


             See notes to condensed consolidated financial statements

                    Omni Medical Holdings, Inc.
   Unaudited Condensed Consolidated Statements of Operations
For the three and nine month periods ended December 31, 2005 and 2004

                         For the three months ended For the nine months ended
                                 December 31,              December 31,
                            2005        2004            2005      2004
Revenue                  $1,251,743  $  238,518    $ 4,233,046     $  722,093
Cost of sales               740,567     169,180      2,285,136        431,291
                          ---------  ----------    -----------     ----------
Gross operating profit      511,176      69,338      1,947,910        290,802
General and administrative
expenses                  1,114,906     178,375      3,156,581        554,622
                          ---------  ----------    -----------     ----------
      Income (loss) from
      operations           (603,730)   (109,037)    (1,208,671)      (263,820)

Other income (expense):
  Interest expense         (281,691)    (10,461)      (571,982)       (28,118)
  Loss on sale of assets          -           -              -              -
  Gain (loss) on
   derivatives instruments   60,000                     60,000
  Realized loss on
   investment                     -     (77,582)             -        (77,582)
                          ---------  ----------    -----------     ----------
       Total other income
       (expense)           (221,691)    (88,043)      (511,982)      (105,700)
                          ---------  ----------    -----------     ----------
Loss from continuing
operations before
minority interest          (825,421)   (197,080)    (1,720,653)      (369,520)
Minority interest            45,266           -         96,067              -
                          ---------  ----------    -----------     ----------
Loss from continuing
operations before income
taxes                      (780,155)   (197,080)    (1,624,586)      (369,520)
Provision for income taxes        -           -              -              -
                          ---------  ----------    -----------     ----------
Loss from continuing
operations                 (780,155)   (197,080)    (1,624,586)      (369,520)

Discontinued operations:
Loss from discontinued
operations, net of tax            -     (52,322)       (94,233)      (150,629)
Loss on disposal of
discontinued operations,
net of tax                        -           -         (6,520)             -
                          ---------  ----------    -----------     ----------
Net loss from discontinued
operations                        -     (52,322)      (100,753)      (150,629)
                          ---------  ----------    -----------     ----------
Net loss                  $(780,155) $ (249,402)   $(1,725,339)    $ (520,149)
                          =========  ==========    ===========     ==========
Other comprehensive income:

Unrealized gain (loss) on
investments                 (20,468)   (161,327)       (27,092)      (161,327)
                          ---------  ----------    -----------     ----------
Total comprehensive income
(loss)                    $(800,623) $ (410,729)   $(1,752,431)    $ (681,476)
                          =========  ==========    ===========     ==========
Loss per share basic and diluted:
 Continuing operations    $   (0.06) $    (0.04)   $     (0.13)    $    (0.08)
                          =========  ==========    ===========     ==========
 Discontinued operations  $    0.00  $    (0.01)   $     (0.01)    $    (0.03)
                          =========  ==========    ===========     ==========
 Net loss per share-basic
 and diluted              $   (0.06) $    (0.05)   $     (0.14)    $    (0.11)
                          =========  ==========    ===========     ==========
Weighted average number of
common shares outstanding
-basic and diluted       12,901,089   5,502,984     12,613,559      4,777,142
                         ==========  ==========    ===========     ==========



      See notes to condensed consolidated financial statements

                   Omni Medical Holdings, Inc.
         Unaudited Consolidated Statements of Cash Flows
   For the nine month periods ended December 31, 2005 and 2004

                                                2005          2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                  $ (1,725,339)     $ (520,149)
Adjustments to reconcile net loss to net cash used in continuing operations:

    Depreciation and amortization              548,434         151,752
    Stock-based compensation expense                 -           7,342
    Stock issued for services                        -          67,725
    Non-cash interest on senior notes payable  133,333               -
    Gain on derivative instruments             (60,000)              -
    Minority interest                          (96,067)              -
    Loss on disposal of discontinued
    operations                                   6,520
    Loss on sale of assets                           -          21,878
    Realized loss on investment                      -          77,582
   Changes in operating assets and
   liabilities, net of effect of business
   acquisition and disposition:
      Accounts receivable                     (385,475)        (21,395)
      Prepaid expenses                          (9,588)          2,568
      Deposits                                   7,763            (350)
      Accounts payable                         501,294           7,685
      Bank overdraft                            10,128               -
      Accrued expenses                         910,121           3,432
                                         -------------     -----------
           Net cash used in operating
           activities                         (158,876)       (201,930)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment          (146,840)         (1,114)
  Proceeds from sale of assets                       -           1,021
  Software development                        (240,377)              -
  Proceeds from sale of investments                  -         107,219
                                         -------------     -----------
           Net cash provided by (used in)
           investing activities               (387,217)        107,126

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit                   (46,170)         26,650
Proceeds from issuance of debt                 651,145          78,000
Net payments of notes payable                 (224,731)        (15,916)
Proceeds from the issuance of common stock     151,000          16,350
                                         -------------     -----------
           Net cash provided by financing
           activities                          531,244         105,084
                                         -------------     -----------
           NET INCREASE (DECREASE) IN CASH     (14,849)         10,280
CASH AT BEGINNING OF PERIOD                     14,849           6,140
                                         -------------     -----------
CASH AT END OF PERIOD                    $           0     $    16,420
                                         =============     ===========





          See accompanying notes to financial statements

                       Omni Medical Holdings, Inc.
        Consolidated Statements of Cash Flows [continued]
   For the nine month periods ended December 31, 2005 and 2004


                                                         2005      2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest in continuing operations    $   140,689    $ 23,818
 Cash paid for interest in discontinued operations            -           -
 Cash paid for income taxes                                   -           -

NON-CASH OPERATING ACTIVITIES:
 Stock issued as prepaid expenses                   $         -    $ 72,379

NON-CASH INVESTING ACTIVITIES:
 Stock issued for short-term investments            $         -    $507,454

NON-CASH FINANCING ACTIVITIES:
 Stock issued to relinquish debt                    $    25,696    $137,500

BUSINESS ACQUISITIONS:
 Fair value of assets acquired                      $ 1,357,006    $      -
 Issuance of debt/assumption of liabilities            (357,006)          -
 Common stock issued at acquisition                  (1,000,000)
                                                    -----------    --------
  Cash paid                                         $         0    $      0
                                                    ===========    ========



          See accompanying notes to financial statements

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                      December 31, 2005

Note 1    BUSINESS, ORGANIZATION AND INTERIM FINANCIAL STATEMENTS


     Business - Omni Medical Holdings, Inc. ("Omni"), a Utah corporation, provides medical billing and transcription services, and electronic medical record solutions to medical practitioners.

     Interim financial statements-The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of December 31, 2005. There has not been any change in the significant accounting policies of Omni Medical Holdings, Inc. for the periods presented. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

Note 2    BUSINESS ACQUISITIONS

     Effective April 15, 2005, the Company entered into an Stock Purchase Agreement ("the Plum Creek agreement") whereby the Company acquired 100% of the outstanding shares of Plum Creek Outpatient, Inc.,("Plum Creek") an Illinois corporation and provider of medical supplies in exchange for 1,000,000 pre-split shares(250,000 post-split shares) of the Company's common stock that are "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission. The Plum Creek agreement calls for a Revenue Bonus to be paid to the sellers based on annual calculations of the combined revenue of the Company and its affiliates relating to medical supplies during two revenue bonus periods ending April 15, 2006 and 2007. The Company also entered into a Put Option agreement whereby anytime during the two year period from the date of acquisition the Company, at the request of the seller, may be required to purchase some or all of the 1,000,000 issued shares at a price of $0.20 per share or issue additional shares of the Company's common stock equal in number to the shortfall in payment of the Put Price plus ten percent divided by the closing price per share at the close of business on the last day of the payment period.

     The following table summarizes the estimated fair values of the Plum Creek assets acquired and liabilities assumed as of April 15, 2005, the date of acquisition:

          Accounts receivable, net   $426,960
          Equipment                    40,000
          Accounts payable             (5,000)
          Accrued expenses           (261,960)
                                      ---------
          Net assets acquired       $ 200,000
                                      =========

                   Omni Medical Holdings, Inc.
            Notes to Consolidated Financial Statements
                        December 31, 2005

Note 2     BUSINESS ACQUISITIONS-[continued]

     On April 15, 2005 the Company also entered into an Asset Purchase Agreement ("the Stat agreement") whereby the Company acquired the assets of Stat Anesthesia, P.C., ("Stat") an Illinois corporation and medical provider, in exchange for 4,000,000 pre-split shares(1,000,000 post-split shares) of the Company's common stock that were also "restricted securities" as defined in Rule 144 of the Securities and Exchange Commission. Additionally, Stat signed an Administrative Services Agreement with the Company in which the Company will provide financial and administrative services for all of Stat's operations. While the Company will have complete control over the administrative and financial affairs of Stat, the Company will not be involved in any way in the practice of medicine. The Stat agreement also calls for a Revenue Bonus to be paid to the sellers based on annual calculations of the combined revenue of the Company and its affiliates relating to medical services during two revenue bonus periods ending April 15, 2006 and 2007. The Company also entered into a Put Option agreement whereby anytime during the two year period from the date of acquisition the Company, at the request of the seller, may be required to purchase some or all of the 4,000,000 issued shares at a price of $0.20 per share or issue additional shares of the Company's common stock equal in number to the shortfall in payment of the Put Price plus ten percent divided by the closing price per share at the close of business on the last day of the payment period.

     The following table summarizes the estimated fair values of the Stat assets acquired and liabilities assumed as of April 15, 2005, the date of acquisition:

          Accounts receivable, net      $850,046
          Equipment                       40,000
          Accrued expenses               (90,046)
                                          --------
          Net assets acquired           $800,000
                                          ========

     The DataFuzion, Plum Creek and Stat acquisitions were accounted for as purchases and their results of operations are included in the Company's financial statements from the date of acquisition.

     The following proforma financial information presents results as if the DataFuzion Plum Creek and Stat acquisitions had occurred at the beginning of the nine month periods ended December 31, 2005 and 2004:


                                   2005         2004


          Revenues                  $4,366,042      $1,735,116
          Net loss                  (1,579,562)       (432,428)
          Basic and diluted loss
            per share               $    (0.13)     $    (0.09)

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                        December 31, 2005

Note 3    GOING CONCERN

     The Company's financial statements for the periods ended December 31, 2005 and 2004 show incurred net losses of $1,725,339 and $520,149, respectively, and has a working capital deficiency of $4,340,158, as of December 31, 2005, raising substantial doubt about the company's ability to continue as a going concern. Management's plans to address concerns raised by this issue include:

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

Note 5    COMMON STOCK

     On November 4, 2005 the Company announced it has executed a 1 for 4 reverse split of it's Common shares effective November 4, 2005, resulting in 12,912,069 shares issued and outstanding after the reverse split.

Note 6    FINANCING/SENIOR NOTE PAYABLE/DERIVATIVES

     On October 26, 2005 the Company entered into a Note Purchase Agreement with Sigma Opportunity Fund, LLC. Under the note purchase agreement, Sigma purchased from Omni a Senior Note due April 26, 2006 for $400,000. Interest is accrued on the note at 5% per annum or 12% per annum in the case of default. In connection with the purchase the Company issued Warrants to purchase 15,000 pre-split shares of Omni common stock for each $1,000 principal amount of the note for an aggregate of 6,000,000 pre-split shares(1,500,000 post-split shares) with an exercise price of $.001 per pre-split share ($.005 per post split share) with a 7-year life. In connection with the Note Purchase Agreement with Sigma Opportunity Fund, LLC, the Company was to file a Registration Statement within 90 days of the closing or suffer a 2% penalty per month of the note amount or $8,000 per month. The Company has not filed the Registration Statement that was required by the Note Purchase Agreement as of the date of this Report.

     The proceeds from the note have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.

                   Omni Medical Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements
                        December 31, 2005

Note 6    FINANCING/SENIOR NOTE PAYABLE/DERIVATIVES-[continued]

     The Company has classified the warrants as derivatives and have recorded them at their fair value. The fair value of the warrants is estimated on the commitment date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 250%, risk-free interest rate of 1.5% and expected life of 7 years.

Note 7    SUBSEQUENT EVENTS

     On January 20, 2006 the Company issued Warrants to purchase 250,000 post-split shares of the Company's common stock to West Park Capital, Inc.. The warrants are exercisable at $.01 per share and have a 5-year life.

Item 2. Management's Discussion and Analysis

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This Form 10-QSB Quarterly Report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Omni Medical Holdings, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Except as may otherwise be required by applicable law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statements contained in this Form 10-QSB to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

     Omni's DataFuzion subsidiary provides a complete line of integrated back-office products including GE Centricity and Misys practice management and electronic medical records solutions, and a proprietary web based decision support reporting tools for physicians and hospitals (InfoBridgeTM). Our ASP hosted products are designed to maximize practice performance by identifying revenue enhancement and cost savings opportunities, while eliminating the up front costs and ongoing expense of owning, upgrading, staffing and maintaining multiple in-house operations and reporting systems.

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

     Medical billing and collections are the lifeblood of any healthcare facility, with accurate and timely collections insuring an effective practice and high standard of care. The billing process is automated through either of Omni's Centricity or Misys based hubs. Our nearly 20 years of experience extends to most medical areas, especially anesthesiology.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2005.
-------------------------------------

During the quarterly period ended December 31, 2005, we recorded revenue from continuing operations of $1,251,743, a substantial increase from revenue from continuing operations of $238,518 in the quarter ended December 31, 2004.

Cost of sales from continuing operations totaled $740,567, versus $169,180 in the third fiscal quarter of 2005.

During the third fiscal quarter of 2005, we recorded general and administrative expenses of $1,114,906. These expenses totaled $178,375 in the year-ago period.

Interest expense was $281,691 and $10,461 for the three-month period ended December 31, 2005, and December 31, 2004, respectively.

For the three-month period ended December 31, 2005, we incurred a loss of $780,155, as compared to a loss of $249,402 for the three-month period ended December 31, 2004.

Revenue increased 425% during the three months ended December 31, 2005, compared to the three month period ended December 31, 2004, due to the acquisitions of DataFuzion, Stat Anesthesia and Plum Creek Outpatient.
Cost of sales increased 338% and general expenses increased 525% versus the prior year due to higher operating costs associated with DataFuzion and Stat Anesthesia. This included a 363% increase in depreciation expense and a 26 fold increase in interest expense over the previous year. Net loss increased 212% for the previously stated reason. We expect continued high levels of depreciation as DataFuzion takes a conservative accounting approach to its equipment and intangible assets. Interest expense will continue to remain high until such time as the convertible bondholders exchange their debt for equity.

Nine months ended December 31, 2005.
------------------------------------

During the nine months ended December 31, 2005, we recorded revenue from continuing operations of $4,233,046, an increase from revenue from continuing operations of $722,093 in the nine months ended December 31, 2004.

Cost of sales from continuing operations totaled $2,285,136, versus $431,291 in the nine months ended of 2004.

During the nine months ended December 2005, we recorded general and administrative expenses of $3,156,581. These expenses totaled $554,622 in the year-ago nine month period.

Interest expense was $571,982 and $28,118 for the nine-month period ended December 31, 2005, and December 31, 2004, respectively.

For the nine-month period ended December 31, 2005, we incurred a loss of $1,725,339, as compared to a loss of $520,149 for the nine-month period ended December 31, 2004.

CAPITAL RESOURCE REQUIREMENTS

LIQUIDITY

As of December 31, 2005, Omni's working capital deficit was $4,345,158.
Our cash and cash equivalents at December 31, 2005, was $0, and we had a bank overdraft of $10,128.

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

During December 2003, Omni entered into a Loan Agreement and Security Agreement with Presidential Financial Corporation allowing Omni to borrow up to 80% against certain of its accounts receivable or $300,000, whichever is less. The loan is secured by accounts receivable and other tangible assets of Omni and accrues interest at prime plus 2%. As of December 31, 2005, approximately $45,000 was owed on the line of credit.

During August 2005, Omni entered into a Loan Agreement and Security Agreement with Alamo Capital Corporation allowing Omni to borrow 80% against the value of certain specified accounts receivable up to $500,000. The loan is secured by certain accounts receivable and accrues interest at prime plus 2%. As of December 31, 2005, approximately $72,000 was owed on this line of credit.

On October 26, 2005, the Company entered into a Note Purchase Agreement with Sigma Opportunity Fund, LLC. Under the note purchase agreement, Sigma purchased from Omni a Senior Note due April 26, 2006, for $400,000. Interest is accrued on the note at 5% per annum or 12% per annum in the case of default. In connection with the purchase, the Company issued warrants to purchase 15,000 pre-split shares of Omni common stock for each $1,000 principal amount of the note for an aggregate of 6,000,000 pre-split shares(1,500,000 post-split shares) with an exercise price of $0.001 per pre-split share ($0.005 per post split share) with a 7-year life.

The proceeds from the note have been discounted for the relative fair value of the warrants and the discount. All discounts will be amortized over the life of the notes.

The Company has classified the warrants as derivatives and have recorded them at their fair value. The fair value of the warrants is estimated on the commitment date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 250%, risk-free interest rate of 1.5% and expected life of 7 years.

On November 4, 2005, the Company announced it has executed a 1 for 4 reverse split of its outstanding common shares, effective November 4, 2005.

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

     Three former employees of DataFuzion have also brought an action against the Company seeking back pay in total of approximately $60,000. DataFuzion disputes the claims but has offered settlement of approximately $12,000, which has been rejected. Discussions are ongoing.

     Two shareholders of DataFuzion have brought an action against DataFuzion for royalties due them related to new sales of DataFuzion's "Infobridge" software. DataFuzion disputes the amounts owed and has entered into settlement negotiations with the shareholders.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

     On October 26, 2005 the Company entered into a Note Purchase Agreement with Sigma Opportunity Fund, LLC. Under the note purchase agreement, Sigma purchased from Omni a Senior Note due April 26, 2006, for $400,000. Interest is accrued on the note at 5% per annum or 12% per annum in the case of default. In connection with the purchase, the Company issued warrants to purchase 15,000 pre-split shares of Omni common stock for each $1,000 principal amount of the note for an aggregate of 6,000,000 pre-split shares(1,500,000 post-split shares) with an exercise price of $0.001 per pre-split share ($0.005 per post split share) with a 7-year life.

     On January 20, 2006 the Company issued warrants to purchase 250,000 post-split shares of the Company's common stock to West Park Capital, Inc. The warrants are exercisable at $0.01 per share and have a 5-year life.

     See Part II, Item 5, below, regarding the Company's one for four reverse split that was effected on November 4, 2005.

     We issued these securities to persons who were "accredited investors," and each of whom had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities and Exchange Commission.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     None; not applicable.

Item 5.   Other Information.
----------------------------

     On November 4, 2005, the Company announced it has executed a 1 for 4 reverse split of its outstanding common shares, effective November 4, 2005.

     In connection with the Note Purchase Agreement with Sigma Opportunity Fund, LLC, the Company was to file a Registration Statement within 90 days of the closing or suffer a 2% penalty per month of the note amount or $8,000 per month. The Company has not filed the Registration Statement that was required by the Note Purchase Agreement as of the date of this Report. See the 8-K Current Report dated October 26, 2005 and filed with the Securities and Exchange Commission on November 4, 2005.

Item 6.   Exhibits.
-------------------

          (a)  Exhibits.

               31.1 302 Certification of Douglas Davis.

               31.2 302 Certification of Arthur Lyons.

               32   906 Certification.


                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OMNI MEDICAL HOLDINGS, INC.


Date: 2/13/06                        By: /s/ Arthur D. Lyons
     --------                            -----------------------------------
                                         Arthur D. Lyons, CEO, Secretary
                                         and Chairman of the Board


Date: 2/13/06                        By: /s/ Douglas Davis
     --------                            -----------------------------------
                                         Douglas Davis, President,
                                         Treasurer and Director